Form 10-K
period 1993-12-31
KERR GROUP INC
filed 1994-03-30
CIK 55454

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1993
                         Commission file number 1-7272


                                KERR GROUP, INC.
                                ----------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                 95-0898810
              --------                                 ----------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)

1840 Century Park East, Los Angeles, California            90067
- - -----------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number,
  including area code:                                 (310) 556-2200


Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                        on which registered
- - -------------------                                        -------------------
Common Stock                                               New York Stock Exchange
$1.70 Class B Cumulative Convertible
  Preferred Stock, Series D                                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None





                                  -Continued-

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X     No.___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 8, 1994, was $32,239,000.

The number of shares of the Registrant's Common Stock, $.50 par value, outstanding as of March 8, 1994, was 3,666,695.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                               Part(s) Into
         Document                                           Which Incorporated
         --------                                           ------------------
(1)      Annual Report to Stockholders                      Part I; Part II;
         for the fiscal year ended                          Part IV
         December 31, 1993.  With the
         exception of the pages of the
         Annual Report to Stockholders
         specifically incorporated by
         reference herein, the Annual
         Report to Stockholders is not
         deemed to be filed as a part
         of this Form 10-K.

(2)      Proxy Statement to be used in                      Part III
         connection with the Annual
         Meeting of Stockholders to be
         held on April 26, 1994.  With the
         exception of the pages of the
         Proxy Statement specifically
         incorporated by reference herein,
         the Proxy Statement is not deemed
         to be filed as a part of this
         Form 10-K.





                                      (ii)

                                KERR GROUP, INC.

                            Form 10-K Annual Report

                  For The Fiscal Year Ended December 31, 1993



                                     PART I

ITEM 1.          BUSINESS

                 1.       General

                 Kerr Group, Inc. (the "Registrant"), a Delaware corporation which was founded in 1903, currently operates in two business segments: the Plastic Products segment and the Consumer Products segment.

                 Operations in the Plastic Products segment include the manufacture and sale of a variety of plastic products, including child-resistant closures, tamper-evident closures, prescription packaging products, jars, other closures and containers and the sale of glass prescription products (the "Plastic Products Business"). Operations in the Consumer Products segment include the manufacture and sale of caps and lids and the sale of glass jars and a line of pickling spice and pectin products for home canning (the "Home Canning Supplies Business"), which together with the sale of other related products, including iced tea tumblers and beverage mugs, constitutes the "Consumer Products Business." The Plastic Products Business and the Consumer Products Business are referred to herein as "Continuing Businesses".

                 a.       Principal Products and Markets; Sales
                          and Customers

                 The Plastic Products segment accounted for approximately 77% of the Registrant's total net sales in 1993. Plastic closures of the Plastic Products Segment are sold to customers in the pharmaceutical, food, distilled spirits, toiletries and cosmetics and household chemical industries. Plastic and glass prescription products are sold to drug wholesalers, drug chains and independent pharmacists. Plastic bottles and jars are sold to customers in the pharmaceutical and toiletries and cosmetics industries. Plastic products are sold nationally, principally by the Registrant's sales force.

                 The Consumer Products Business accounted for approximately 23% of the Registrant's total net sales in 1993. The Home Canning Supplies Business represents substantially all of the Consumer Products Business. The Consumer Products Business sells its products primarily through food brokers to grocery retailers, food wholesalers and mass merchandisers.

                 No customer accounted for more than 10% of the Registrant's net sales in 1993.

                 b.       Competition

                 Competition in the markets in which the Plastic Products Business operates is highly fragmented and the Registrant has a number of large competitors with respect to its Plastic Products Business who compete for sales on the basis of price, service and quality of product. The Registrant believes that it is one of the three largest manufacturers of child-resistant plastic
closures.   The Registrant has one major competitor in the prescription products business, who has substantially larger market share than the Registrant. The Registrant also believes it is the largest manufacturer of plastic closures incorporating a tamper-evident feature for the liquor market and that it is one of the leading suppliers of single and double walled jars to the personal care and cosmetic markets.

                 The Registrant's one major competitor in the Home Canning Supplies Business is Alltrista Corporation. The Registrant believes it has a significant share of the market for home canning caps, lids and jars.

                 c.       Backlog

                 The Registrant does not believe that recorded sales backlog is a significant factor in its business.

                 d.       Raw Materials and Supplies; Fuel and Energy Matters

                 The primary raw materials used by the Registrant's Plastic Products Business are resins. The Registrant has historically been able to obtain adequate supplies of these items from a number of sources. However, since resins are derived from petroleum or fossil fuel, shortages of petroleum or fossil fuel could affect the supply of resins. From time to time, the Registrant has experienced increases in the cost of resins. To the extent that the Registrant is unable to reflect such price increases in the price for products manufactured by it, increases in the cost of resins could have a significant impact on the results of the Registrant's operations. Currently, a majority of the sales of Plastic Products are made pursuant to agreements that provide for increases in the cost of resin to be passed on to the customer.

                 The Registrant purchases glass jars for its Home Canning Business from a single supplier under a multi-year contract. The Registrant believes that it could obtain adequate supplies of glass jars from alternate sources at reasonable prices if its current supply was interrupted. In addition to glass jars, the primary raw material used by the Registrant's Home Canning Supplies Business in the manufacture of its caps and lids is tin-plate. During 1993, the Registrant was able to obtain adequate supplies of these items from a number of sources.

                 e.       Product Development, Engineering, Patents and
                          Licensing

                 The Registrant carries on a product development and engineering program with respect to its Plastic Products Business. Expenditures for such programs during the years ended December 31, 1993, 1992 and 1991 were approximately $2,000,000, $1,400,000 and $1,300,000, respectively.

                 Although the Registrant owns a number of United States patents, including patents for its tamper-evident closures and certain of its child-resistant closures, it is of the opinion that no one or combination of these patents is of material importance to its business. The Registrant has granted licenses on some of its patents, although the income from these sources is not material.

                 f.       Environmental Matters; Legislation

                 Several states have enacted recycling laws which require consumers to recycle certain items including containers. These mandatory recycling laws are not expected to have an adverse effect on the Registrant's business.

                 The Registrant is subject to laws and regulations governing the protection of the environment, disposal of waste, discharges into water and emissions into the atmosphere. The Registrant's expenditures for environmental control equipment in each of the last three years have not been material and the standards required by such regulations have not significantly affected the Registrant's operations.

                 g.       Employees

                 As of December 31, 1993, the Registrant had approximately 1,100 employees, of which approximately 280 were office, supervisory and sales personnel.

                 h.       Seasonality

                 The Registrant's sales and earnings are usually higher in the second and third calendar quarters and lower in the first and fourth calendar quarters. Most of the sales by the Home Canning Supplies Business occur in the second and third calendar quarters. In addition, substantially all returns of home canning supplies occur in the fourth calendar quarter of each year. Because of the foregoing factors, the Registrant generally records a low level of profitability in the first and fourth calendar quarters. Demand for home canning supplies is adversely affected by poor crop growing conditions, such as occurred in 1993.

                 The Registrant's Home Canning Supplies Business normally manufactures its inventory of caps and lids in anticipation of expected orders, and, consistent with practice followed in the industry, grants extended payment terms to home canning customers and accepts the return of unsold home canning merchandise in the fourth calendar quarter of each year.

                 i.       Working Capital

                 In general, the working capital practices followed by the Registrant are typical of the businesses in which it operates. The seasonal nature of the Registrant's Home Canning Supplies Business requires periodic short-term borrowing by the Registrant.

                 As of December 31, 1993, the Registrant had two unsecured $6,000,000 lines of credit with two banks to provide for the seasonal working capital needs of the Company. One of the lines of credit is committed through October 28, 1994 with borrowings to bear interest at either the prime rate of the lender or, alternatively, Eurodollar rate plus 2%. In addition, a facility fee of 0.5% per annum is charged on the unused amount of the commitment. The other line of credit is committed through September 30, 1994 with borrowings to bear interest at the prime rate of the lender. A facility fee of 0.75% per annum is charged on the total amount of this commitment. The lines of credit provide the Registrant with a source of working capital which the

Registrant believes will be sufficient to meet its anticipated needs.

                 2.       The Discontinued Businesses

                 a.       The Metal Crown Business

                 On December 11, 1992, the Registrant sold substantially all of its assets (the "Sale of the Metal Crown Assets") relating to the manufacture and sale of metal crowns for beer and beverage bottles (the "Metal Crown Business") to Crown Cork & Seal Company, Inc. ("Crown Cork") pursuant to the terms of an asset purchase agreement for approximately $7,200,000 in cash. Included among the assets of the Metal Crown Business sold to Crown Cork were essentially all of the assets of the Registrant's Arlington, Texas plant. The Sale of the Metal Crown Assets was more fully described in the Registrant's Current Report on Form 8-K dated December 11, 1992 filed with the Securities and Exchange Commission.

                 As a result of the Sale of the Metal Crown Assets, the Registrant no longer operates its Metal Crown Business.

                 b.       The Commercial Glass Container Business

                 On February 28, 1992, the Registrant consummated the sale of substantially all of its assets (the "Sale of the Glass Container Assets") relating to the manufacture and sale of glass containers (the "Commercial Glass Container Business") to Ball Corporation pursuant to the terms of an asset purchase agreement for approximately $68,000,000 in cash. The Sale of the Glass Container Assets was more fully described in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (the "1991 10-K").

                 As a result of the Sale of the Glass Container Assets, the Registrant no longer operates its Commercial Glass Container Business.

                 3.       Segment Information

                 The Registrant's 1993 Annual Report to Stockholders contains on pages 29 and 30 additional financial information regarding each of the Registrant's two industry segments for each of the last three fiscal years required by Item 1 and such information is incorporated herein by reference. The Registrant's 1993 Annual Report to Stockholders contains on pages 34 through 36 Management's Discussion and Analysis of Financial Condition and Results of Operations and such information is incorporated herein by reference.


ITEM 2.          PROPERTIES

                 The Registrant's manufacturing activities with respect to its Continuing Businesses are conducted at the five facilities described in the following table.

                                                                    Building Area
Location                          Purpose of Facility               (square feet)
- - --------                          -------------------               -------------
Lancaster, Pennsylvania           Plastic Closure and                   490,000
                                  Container Plant;
                                  Warehouses

Chicago, Illinois                 Home Canning Cap and                  397,000
                                  Lid Plant; Warehouses

Santa Fe Springs,                 Plastic Jar and Closure               170,000
  California                      Plant; Warehouse

Ahoskie, North Carolina           Plastic Closure Plant;                153,000
                                  Warehouse

Jackson, Tennessee                Plastic Closure, Vial and             105,000
                                  Bottle Plant; Warehouse


                 The Lancaster, Pennsylvania and Ahoskie, North Carolina facilities are owned by the Registrant. The Chicago, Illinois; Jackson, Tennessee and the Santa Fe Springs, California facilities are leased by the Registrant.

                 The Registrant's principal executive offices are located at 1840 Century Park East, Los Angeles, California 90067, in approximately 26,000 square feet of leased space. In addition, the Registrant rents three area sales offices and one warehouse.

                 During 1994, the Registrant will relocate its home canning cap and lid manufacturing operations from Chicago, Illinois to a new, leased 168,000 square foot manufacturing facility in Jackson, Tennessee and permanently cease operations in its leased facility in Chicago.

                 In the opinion of the Registrant's management, its manufacturing facilities are suitable and adequate for the purposes for which they are being used.

                 The Registrant owns land and buildings used in connection with a former glass container manufacturing plant that are being held for sale. In addition, pursuant to a sublease dated January 6, 1992, Fluidmaster, Inc., a California corporation, subleases a 28,000 square foot manufacturing facility located in Santa Fe Springs, California from a wholly-owned subsidiary of the Registrant. Prior to 1992, the Registrant manufactured custom molded plastic parts at this facility.

                 In 1993, the Registrant's plastic products manufacturing facilities operated at approximately 83% of capacity, and the home canning cap and lid manufacturing facility operated at approximately 76% of capacity.


ITEM 3.          LEGAL PROCEEDINGS

                 As the Registrant reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, in February 1986, the Registrant was advised by the United States Environmental Protection Agency ("EPA") that Phoenix Closures, Inc. ("Phoenix") was one of several companies which disposed of wastes at the American Chemical Services ("ACS") site located near Griffith, Indiana. The EPA indicated that the wastes were disposed of by Phoenix's Chicago plant between 1955 and 1975. The Registrant has advised the EPA that it did not lease the Chicago plant during the period from 1955 to 1975. The Registrant has also advised Phoenix of its responsibilities with respect to environmental matters, including the environmental matters at the ACS site, under the lease relating to the Chicago plant.

                 As the Registrant reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, in March 1986, the Registrant and other parties were designated by the EPA as potentially responsible parties ("PRPs") responsible for the cleanup of certain hazardous wastes that have been disposed of at the Wayne Waste Oil ("WWO") site located near Columbia City, Indiana. In October 1986, the Registrant and other PRPs entered into a Consent Order with the EPA which allowed the PRPs to complete a Remedial Investigation and Feasibility Study ("RI/FS") for the WWO site. In March 1990, the EPA issued a Record of Decision ("ROD") for the site. The ROD documents the EPA's cleanup plan for the site, which includes capping the former municipal landfill, groundwater extraction and treatment, and soil vapor extraction. On July 20, 1992, a Consent Decree between the EPA and the PRPs at the site was entered in the United States District Court for the Northern District of Indiana, captioned United States v. Active Products Corp., No. F91-00247. Based upon the Registrant's percentage share of the total amount of wastes disposed of at the WWO site, the Registrant estimates its share of the costs under the Consent Decree will be approximately $109,000. A reserve has been established for such costs.

                 As the Registrant reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, on April 12, 1990, the State of New Jersey, Department of Environmental Protection and Energy ("NJDEPE"), filed a lawsuit in the United States District Court for the District of New Jersey against the Registrant, among others, entitled State of New Jersey, Department of Environmental Protection v. Gloucester Environmental Management Services, Inc., et al., No. 84-0152 (D.N.J.). The suit alleges that the Registrant was a "generator" of hazardous wastes and other hazardous substances which were disposed of at the Gloucester Environmental Management Services, Inc. ("GEMS") facility in the Township of Gloucester. The suit seeks cleanup costs, compensatory and treble damages, and a declaration that the Registrant and others are responsible for NJDEPE's past and future response costs at the GEMS site. On March 27, 1990, NJDEPE issued a Directive to the Registrant and other parties pursuant to the New Jersey Spill Compensation and Control Act, N.J.S.A. 58:10-23.11 et seq. Pursuant to the Directive, the Registrant and other parties have been ordered to undertake the second phase of remedial action at the site, including the construction and operation of a groundwater treatment system and operation of the remedial action performed in the first phase, and to reimburse NJDEPE's alleged past and future response costs. The estimated cost of second phase remedial action related to the GEMS site is approximately $20 million. The amount that the NJDEPE is seeking as reimbursement for past costs and damages is approximately $10 million. Notwithstanding the issuance of the Directive by the NJDEPE, the Registrant believes that it has no material liability with respect to the GEMS site because the only reason it has been named as a defendant (there are over 550 named defendants) is that a transporter that was used by the Registrant is known to have disposed of waste at the site. However, there is no evidence that any waste disposed of at the site by such transporter was waste of the Registrant and the Registrant has a motion for summary judgment pending in which it seeks dismissal from the case on these grounds. If such motion is granted, the Registrant would have a good faith basis to not comply with the Directive. The Registrant does not believe that any of its waste was disposed of at the site. One of the Registrant's insurance carriers has agreed to defend the current lawsuit and has funded the Registrant's participation in settlement efforts, which may result in the Registrant's dismissal from the lawsuit for a payment of approximately $100,000. Participation in the settlement will not be considered an admission of liability for the disposal of waste at the site. A reserve has been established for such costs.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                 Set forth below are the names, ages, positions and offices held, and a brief account of the business experience during the past five years of each executive officer of the Registrant.

                                                   Positions Held With
                                                   Registrant and Periods
              Name and Age                         During Which Held
         ----------------------                    -----------------
         Roger W. Norian (50)                      Chairman, since 1983;
                                                   President and Chief Executive
                                                   Officer, since 1980

         Norman N. Broadhurst (47)                 Senior Vice President,
                                                   President, Consumer Products
                                                   Division, since September 1992;
                                                   Senior Vice President, General Manager,
                                                   Consumer Products Division, since
                                                   November 1988

Robert S. Reeves (64)             Senior Vice President, Sales and Marketing,
                                  Plastic Products Division, since February 1992;
                                  Senior Vice President, General Manager,
                                  Commercial Glass Container Division, since 1985

D. Gordon Strickland (47)         Senior Vice President, Finance and
                                  Chief Financial Officer, since 1986

J. Stephen Grassbaugh (40)        Vice President, Controller, since 1988

John F. Thelen (45)               Vice President, Employee Relations, since 1993

Business Experience

                 Roger W. Norian has served in an executive capacity with the Registrant for more than the past five years.

                 Norman N. Broadhurst joined the Registrant in 1988 as Senior Vice President, General Manager, Consumer Products. Prior to that time he was President and Chief Operating Officer of the Famous Amos Chocolate Chip Cookie Corporation and Vice President, Marketing, Beatrice Companies, Inc.

                 Robert S. Reeves has served in an executive capacity with the Registrant for more than the past five years.

                 D. Gordon Strickland has served in an executive capacity with the Registrant for more than the past five years.

                 J. Stephen Grassbaugh has served in an executive capacity with the Registrant for more than the past five years.

                 John F. Thelen joined the Registrant in 1993 as Vice President, Employee Relations. Prior to that time he was Vice President, Compensation, Benefits and Human Resource Information Systems of Mattel, Inc.

                                    PART II


ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS

                 The Registrant's Annual Report to Stockholders for the year ended December 31, 1993, contains on page 12 the information required by Item 5 of Form 10-K and such information is incorporated herein by this reference.

ITEM 6.          SELECTED FINANCIAL DATA

                 The Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993, contains on pages 32 and 33 the information required by Item 6 of Form 10-K and such information is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 The Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993, contains on pages 34 through 36 the information required by Item 7 of Form 10-K and such information is incorporated herein by this reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993, contains on pages 12 through 31 the information required by Item 8 of Form 10-K and such information is incorporated herein by this reference.

ITEM 9.          DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 Certain of the information required by Item 10 of Form 10-K is included in a separate item captioned "Executive Officers of the Registrant" in
Part I of this Form 10-K. With respect to reports required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 regarding the Registrant's common stock, par value $.50 per share, the Registrant believes that, based solely on a review by the Registrant of copies of such reports received by it, during its fiscal year 1993, all filing requirements of Section 16(a) with respect to its common stock were complied with.

                 The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 26, 1994 contains on pages 2 through 6 the remaining information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

ITEM 11.         EXECUTIVE COMPENSATION

                 The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 26, 1994 contains on pages 7 through 10 the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 26, 1994 contains on pages 2 through 4 the information required by Item 12 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 26, 1994 contains on page 12 the information required by Item 13 of Form 10-K, and such information is incorporated herein by this reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

                 a. (i)  Financial Statements

                 The Financial Statements and related financial data contained in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993, on pages 13 through 33 thereof and the Independent Auditors' Report on page 12 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1993, are incorporated herein by reference. With the exception of information specifically incorporated by reference, however, the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 is not to be deemed filed as a part of this report.

                 Consolidated Financial Statements:

                 Consolidated Statements of Earnings (Loss) for the years ended December 31, 1993, 1992 and 1991.

                 Consolidated Balance Sheets as of December 31, 1993 and 1992.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.

                 Consolidated Statements of Common Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991.

                 Notes to Consolidated Financial Statements.

                 In addition to such Consolidated Financial Statements and Independent Auditors' Report, the following are included herein:

                 Independent Auditors' Report on Supporting Schedules, page 21.

                 Schedules for the three years ended December 31, 1993:

                 II       -       Amounts Receivable from Related Parties and
                                  Underwriters, Promoters and Employees other
                                  than Related Parties, page 22.

                 V        -       Property, Plant and Equipment, page 23.

                 VI       -       Accumulated Depreciation and Amortization of
                                  Property, Plant and Equipment, page 24.

                 VIII     -       Valuation and Qualifying Accounts, page 25.

                 X        -       Supplementary Income Statement Information,
                                  page 26.

                          All other Schedules have been omitted as inapplicable, or not required, or because the required information is included in the Consolidated Financial Statements or the notes thereto.

                           (ii) Exhibits

                          3.1 Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1980.

                          3.2 Certificate of Retirement of Capital Stock of the Registrant is incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 1989.

                          3.3        Certificate of Amendment to the Restated
                                     Certificate of Incorporation of the
                                     Registrant is incorporated by reference
                                     to Exhibit 3.3 to Form 10-K for the fiscal year ended December 31, 1989.

                          3.4        By-laws of the Registrant, as amended
                                     effective June 15, 1993, is incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 1993.

                          10.1 Restricted Stock Purchase Agreement between the Registrant and Roger W. Norian dated as of April 27, 1984 is incorporated by reference to Exhibit 4.4 of Registration
                                     Statement No. 2-92721.

                          10.2 Restricted Stock Purchase Agreement between the Registrant and Roger W. Norian dated as of October 10, 1985 is incorporated by
                                     reference to Exhibit 4.4 to Registration
                                     Statement No. 33-3517.

                          10.3       Amendment to Restricted Stock Purchase
                                     Agreement, between the Registrant and
                                     Roger W. Norian, dated as of December 12,
                                     1989 is incorporated by reference to
                                     Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1989.

                          10.4 Amended and Restated Employment Agreement between the Registrant and Roger W. Norian dated as of October 10, 1985 is incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended
                                     December 31, 1985.

                          10.5       Amendment to Amended and Restated
                                     Employment Agreement, between the
                                     Registrant and Roger W. Norian, dated as of December 12, 1989 is incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1989.

                          10.6       Employment Agreement between the
                                     Registrant and D. Gordon Strickland dated as of June 16, 1986 is incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1986.

                          10.7 Employment Agreement between the Registrant and Robert S. Reeves dated as of February
                                     17, 1983 is incorporated by reference to
                                     Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1983.

                          10.8 Employment Agreement between the Registrant and Norman N. Broadhurst dated as of December 8, 1988 is incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1988.

                          10.9 Employment Agreement between the Registrant and J. Stephen Grassbaugh dated as of February 24, 1989 is incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1988.

                          10.10 1984 Stock Option Plan is incorporated by reference to Exhibit 4.7 to Registration
                                     Statement No. 2-92722.

                          10.11 1987 Stock Option Plan is incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1986.

                          10.12      1993 Employee Stock Option Plan is
                                     incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended
                                     June 30, 1993.

                          10.13      1987 Stock Option Plan for Non-Employee
                                     Directors is incorporated by reference to
                                     Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1987.

                          10.14      1993 Stock Option Plan for Non-Employee
                                     Directors is incorporated by reference to
                                     Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                          10.15      Form of Stock Option Agreement used in
                                     connection with the 1984 Stock Option Plan is incorporated by reference to Exhibit
                                     4.11 to Registration Statement No. 2-92722.

                          10.16      Form of Stock Option Agreement used in
                                     connection with the 1987 Stock Option Plan is incorporated by reference to Exhibit
                                     10.17 to Form 10-K for the fiscal year
                                     ended December 31, 1986.

                          10.17      Form of Stock Option Agreement used in
                                     connection with the 1993 Employee Stock
                                     Option Plan.

                          10.18      Form of Stock Option Agreement used in
                                     connection with the 1987 Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 1987.

                          10.19      Form of Stock Option Agreement used in
                                     connection with the 1993 Stock Option
                                     Plan for Non-Employee Directors.

                          10.20      1993 Common Stock Purchase Plan for
                                     Non-Employee Directors is incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                          10.21      Letter of Credit dated January 26, 1990
                                     in favor of Roger W. Norian is incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended December 31, 1989.

                          10.22 Amendment dated December 3, 1992, to Letter of Credit dated January 26, 1990 in favor of Roger W. Norian is incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 1992.

                          10.23 Directors' Retirement Consulting Plan is incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended
                                     December 31, 1984.

                          10.24 Key Executive Bonus Plan is incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                          10.25      Lease dated as of March 11, 1986 between
                                     Northrop Corporation and Registrant with respect to Registrant's principal executive offices, including related amendment to the Lease dated as of September 30, 1986 is incorporated by reference to Exhibit 10.24 to Registration
                                     Statement No. 33-08212.

                          10.26      Lease between the Industrial Development
                                     Board of the City of Jackson and Kerr
                                     Group, Inc., Dated as of May 14, 1993 is incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended
                                     June 30, 1993.

                          10.27      Asset Purchase Agreement dated as of
                                     November 25, 1991 by and between the

                                     Registrant and Ball Corporation is
                                     incorporated by reference to Exhibit 1
                                     to Form 8-K dated November 24, 1991.

                          10.28      Line of Credit between PNC Bank and Kerr
                                     Group, Inc. dated November 5, 1993 is
                                     incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended
                                     September 30, 1993.

                          10.29 Line of Credit between the Bank of Boston and Kerr Group, Inc. dated November 5, 1993 is incorporated by reference to Exhibit 10.7 to Form 10-Q for the fiscal quarter ended
                                     September 30, 1993.

                          10.30      Note Agreement dated as of September 15,
                                     1993 between Kerr Group, Inc. and the
                                     Purchasers identified therein is
                                     incorporated by reference to Exhibit 2
                                     to Form 8-K dated September 21, 1993.

                          10.31      Asset Purchase Agreement, dated as of
                                     December 11, 1992, by and between Crown
                                     Cork & Seal Company, Inc. and Kerr Group,
                                     Inc. is incorporated by reference to
                                     Exhibit 1 to Form 8-K dated December 11,
                                     1992.

                          11.1       Statement re: Computation of Per Common
                                     Share Earnings (Loss).

                          13.1 Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993, pages 12 through 36.

                          21.1       Subsidiaries

                          23.1       Consent of Independent Certified Public
                                     Accountants.

                          99.1 Undertaking is incorporated by reference to Exhibit 28.1 to Form 10-K for the year ended December 31, 1982.

                 The Registrant has no additional long-term debt instruments in which the total amount of securities authorized under any instrument exceeds 10% of total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such long-term debt instrument upon the request of the Securities and Exchange Commission.

                 b.  Reports on Form 8-K

                 On October 19, 1993, the Registrant filed a Form 8-K Current Report announcing its intention to call for redemption on December 15, 1993 all of the Registrant's outstanding 13% Subordinated Notes Due December 15, 1996.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KERR GROUP, INC.


                                          By:           Roger W. Norian
                                              -------------------------------
                                                   Roger W. Norian, Chairman
                                                   President and Chief
                                                   Executive Officer

Dated:       March 29, 1994
             Los Angeles, California

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Gordon C. Hurlbert                        March 29, 1994
- - -----------------------------------
    Gordon C. Hurlbert, Director

     Michael C. Jackson                        March 29, 1994
- - -----------------------------------
    Michael C. Jackson, Director

     John D. Kyle                              March 29, 1994
- - -----------------------------------
    John D. Kyle, Director

     James R. Mellor                           March 29, 1994
- - -----------------------------------
    James R. Mellor, Director

     Roger W. Norian                           March 29, 1994
- - -----------------------------------
    Roger W. Norian, Principal
     Executive Officer; Director

     Robert M. O'Hara                         March 29, 1994
- - -----------------------------------
    Robert M. O'Hara, Director

     Harvey L. Sperry                         March 29, 1994
- - -----------------------------------
    Harvey L. Sperry, Director

     D. Gordon Strickland                     March 29, 1994
- - -----------------------------------
    D. Gordon Strickland
     Principal Financial Officer

     J. Stephen Grassbaugh                    March 29, 1994
- - -----------------------------------
    J. Stephen Grassbaugh
     Principal Accounting Officer

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Board of Directors of Kerr Group, Inc.:


Under date of February 23, 1994, we reported on the consolidated balance sheets of Kerr Group, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of earnings (loss), common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related supplementary financial statement schedules as listed in Item 14a(i). These supplementary financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

In our opinion, such supplementary financial statement schedules, when considered in relation to the basic consolidated financial statement taken as a whole, present fairly, in all material respects, the information set forth therein.



                                          KPMG Peat Marwick




Los Angeles, California
February 23, 1994

                                  SCHEDULE II

                                KERR GROUP, INC.

           Amounts Receivable From Related Parties and Underwriters,
               Promoters and Employees Other Than Related Parties

                      Three years ended December 31, 1993
                                 (in thousands)



                   Column A           Column B     Column C          Column D                 Column E
                 ----------           --------     --------     -----------------          -----------------
                                                                                              Balance at
                                                                    Deductions              End of Period
                                                                ------------------         -----------------
                                       Balance                    (1)           (2)          (1)      (2)
                                    at Beginning                Amounts       Amounts                 Non-
 Year Ended      Name of Debtor       of Period    Additions    Collected    Written-Off   Current   Current
- - -----------      --------------       ---------    ---------    ---------    -----------   ------    -------
December 31,
1991:            R. W. Norian              $485        $ 38        $ -         $  -         $  -     $523(a)
                 D. G. Strickland            32         105          8            -            5      124(b)
                                           ====        ====        ===         ====         ====     ====


December 31,
 1992:           R. W. Norian              $523        $  5        $ -         $528         $  -     $  -(a)
                 D. G. Strickland           129           8          -           15            -      122(b)
                                           ====        ====        ===         ====         ====     ====


December 31,
1993:            D. G. Strickland          $122        $  9        $ 1         $  -         $  -     $130(b)
                                           ====        ====        ===         ====         ====     ====


(a) Includes both note receivable and related accrued interest. The loan accrued interest at an annual rate of 9.23%. On February 28, 1992, $400,000 of remaining principal and $128,319 of related accrued interest was forgiven by the Registrant.

(b) Consists of two loans dated January 16, 1990 and June 11, 1991 in the original amount of $30,000 and $100,000, respectively, and related accrued interest. The principal of the loan dated January 16, 1990 is to be paid in six equal annual installments in 1991 through 1996, however, on January 1, 1992, $15,000 of principal was forgiven by the Registrant. This loan bears interest at 6% annually and accrued interest is paid annually. The principal and related accrued interest of the loan dated June 11, 1990 is to be paid in 1996. This loan bears interest at 7.76% per annum.

                                   SCHEDULE V

                                KERR GROUP, INC.

                         Property, Plant and Equipment

                      Three years ended December 31, 1993
                                 (in thousands)


         Column A                           Column B            Column C        Column D           Column F
      --------------                       ----------          ----------      ----------         ----------
                                            Balance                                                 Balance
                                          at Beginning          Additions                           at End
      Classification                       of Period             At Cost       Retirements         of Period
      --------------                      ------------         -----------     -----------        -----------
Year Ended December 31, 1991:
    Land                                    $     436         $        -        $        -          $    436
    Buildings and Improvements                 11,215                734               252            11,697
    Machinery and Equipment                    62,847              3,514             2,433            63,928
    Furniture and Equipment                     2,729                143                23             2,849
                                             --------           --------           -------          --------
                                              $77,227            $ 4,391           $ 2,708           $78,910
                                              =======            =======           =======           =======


Year Ended December 31, 1992:
    Land                                    $     436         $        -        $        -          $    436
    Buildings and Improvements                 11,697                842                 4            12,535
    Machinery and Equipment                    63,928              7,267             3,230            67,965
    Furniture and Equipment                     2,849                250                75             3,024
                                             --------           --------           -------          --------
                                              $78,910            $ 8,359           $ 3,309           $83,960
                                              =======            =======           =======           =======


Year Ended December 31, 1993:
    Land                                    $     436         $        -         $       9          $    427
    Buildings and Improvements                 12,535                176               235            12,476
    Machinery and Equipment                    67,965             10,598             3,815            74,748
    Furniture and Equipment                     3,024                482               505             3,001
                                             --------          ---------          --------          --------
                                              $83,960            $11,256           $ 4,564           $90,652
                                              =======            =======           =======           =======


1.) Amounts for property, plant and equipment presented in the table above are related to continuing operations only. Property, plant and equipment associated with the Commercial Glass Container Business and Metal Crown Business of the Registrant in 1991 and 1992 has been reported as a component of net non-current assets related to discontinued operations in the Registrant's Consolidated Balance Sheets.

2.)      As to Column E, which is omitted, the answers are "None".

                                  SCHEDULE VI

                                KERR GROUP, INC.

                  Accumulated Depreciation and Amortization of
                         Property, Plant and Equipment

                      Three years ended December 31, 1993
                                 (in thousands)


         Column A                           Column B            Column C         Column D          Column F
      --------------                       ----------          ----------       ----------        ----------
                                                                Additions
                                            Balance            Charged to                           Balance
                                          at Beginning          Costs and                           at End
      Classification                       of Period             Expenses       Retirements        of Period
      --------------                      ------------         -----------      -----------        ---------
Year Ended December 31, 1991:
    Buildings and Improvements               $  5,792           $    517         $      66          $  6,243
    Machinery and Equipment                    33,559              4,481             1,779            36,261
    Furniture and Equipment                     1,636                391                16             2,011
                                             --------           --------         ---------          --------
                                              $40,987            $ 5,389           $ 1,861           $44,515
                                              =======            =======           =======           =======


Year Ended December 31, 1992:
    Buildings and Improvements               $  6,243           $    636        $        4          $  6,875
    Machinery and Equipment                    36,261              5,027             2,846            38,442
    Furniture and Equipment                     2,011                304                55             2,260
                                             --------           --------         ---------          --------
                                              $44,515            $ 5,967           $ 2,905           $47,577
                                              =======            =======           =======           =======


Year Ended December 31, 1993:
    Buildings and Improvements               $  6,875           $    750          $    174          $  7,451
    Machinery and Equipment                    38,442              5,676             3,465            40,653
    Furniture and Equipment                     2,260                286               422             2,124
                                             --------           --------          --------          --------
                                              $47,577            $ 6,712           $ 4,061           $50,228
                                              =======            =======           =======           =======


1.) Amounts for accumulated depreciation and amortization of property, plant and equipment presented in the table above are related to continuing operations only. Accumulated depreciation and amortization of property, plant and equipment associated with the Commercial Glass Container Business and Metal Crown Business of the Registrant in 1991 and 1992 has been reported as a component of net non- current assets related to discontinued operations in the Registrant's Consolidated Balance Sheets.

2.) See note 1 of notes to Consolidated Financial Statements for description of the Registrant's depreciation policy.

3.)      As to Column E, which is omitted, the answers are "None".

                                 SCHEDULE VIII

                                KERR GROUP, INC.

                       Valuation and Qualifying Accounts

                      Three years ended December 31, 1993
                                 (in thousands)



         Column A                   Column B                Column C                Column D         Column E
      --------------               ----------      -------------------------       ----------       ----------
                                                           Additions
                                                   -------------------------
                                                       (1)           (2)
                                     Balance         Charged       Charged         Deductions         Balance
                                  at Beginning     (Credited)      to Other           From            at End
       Description                 of Period       to Earnings      Account        Reserves(a)       of Period
      -------------               ------------     -----------     ---------       -----------       ---------
Allowance for doubtful accounts,
  year ended:

    December 31, 1991                 $337            $ 88            $   -            $  65            $360
                                      ====            ====            =====            =====            ====

    December 31, 1992                 $360            $390            $   -            $105             $645
                                      ====            ====            =====            ====             ====

    December 31, 1993                 $645            ($ 42)          $   -            $  25            $578
                                      ====            =====           =====            =====            ====


Note: Allowance for doubtful accounts presented in the table above is related to continuing operations only. Allowance for doubtful accounts associated with the Commercial Glass Container Business and Metal Crown Business of the Registrant in 1991 and 1992 has been reported as a component of net current assets related to discontinued operations in the Registrant's Consolidated Balance Sheets.


(a) These deductions represent uncollectible amounts charged against the reserve.

                                   SCHEDULE X

                                KERR GROUP, INC.

                   Supplementary Income Statement Information

                      Three years ended December 31, 1993
                                 (in thousands)


            Column A                                                        Column B
          ------------                                      ----------------------------------------
                                                                 Charged to Costs and Expenses
                                                            ----------------------------------------
              Item                                           1993             1992             1991
          -----------                                       ------           ------           ------
Maintenance and repairs                                     $7,904           $8,028           $7,428
Depreciation and amortization of
    intangible assets, preoperating
    costs and similar deferrals                                *                *                *
Taxes, other than payroll and income
    taxes                                                      *                *                *
Royalties                                                      *                *                *
Advertising costs                                              *                *                *


Note: Income statement information presented in the table above are for the Registrant's continuing operations.

*       Less than 1% of annual net sales from continuing operations.

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                KERR GROUP, INC.

                                   FORM 10-K
                        for year ended December 31, 1993


               INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K


Exhibit No.                    Document
- - -----------                    --------
  10.17           Form of Stock Option Agreement used in connection with the 1993 Employee Stock Option Plan.

  10.19           Form of Stock Option Agreement used in connection with the 1993 Stock Option Plan for Non-Employee Directors.

  11.1            Statement re: Computation of Per Common Share Earnings (Loss).

  13.1            Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993, pages 12 through 36.

  21.1            Subsidiaries

  23.1            Consent of Independent Certified Public Accountants.