Form 10-Q
period 1994-03-31
KERR GROUP INC
filed 1994-05-11
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended  March 31, 1994

         (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________ to _____________


         Commission File Number   1 - 7272


                                KERR GROUP, INC.
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      Delaware                                                  95-0898810
                      --------                                                  ----------
          (State or other jurisdiction of                                    (I.R.S. Employer
           incorporation or organization)                                   Identification No.)



      1840 Century Park East, Los Angeles, CA                                      90067
      ---------------------------------------                                      -----
      (Address of principal executive offices)                                  (Zip Code)



Registrant's telephone number, including area code                            (310) 556-2200
                                                                              --------------



- - ------------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last year.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of April 29, 1994 was 3,676,695.

                                KERR GROUP, INC.

                                     INDEX

                                                                                              Page No.
                                                                                              --------
         Part I.  Financial Information

            Item 1.  Financial Statements
               Consolidated Balance Sheets -
                  March 31, 1994 and December 31, 1993                                          3 - 4

               Condensed Consolidated Statements of Earnings (Loss) -
                  Three Months Ended March 31, 1994 and 1993                                    5

               Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1994 and 1993                                    6

               Notes to Condensed Consolidated Financial Statements                             7 - 8

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                           9 - 10


         Part II.  Other Information                                                           11

                                KERR GROUP, INC.

                          Consolidated Balance Sheets
                   As of March 31, 1994 and December 31, 1993
                      (in thousands except per share data)


                                                                  (Unaudited)                (Audited)
                                                                   March 31,                December 31,
Assets                                                                1994                      1993
- - ------                                                             ---------                  --------
Current assets
   Cash and cash equivalents                                       $   3,681                  $ 11,329
   Receivables-primarily trade accounts,
      less allowance for doubtful accounts
      of $535 at March 31, 1994 and $578
      at December 31, 1993                                            18,128                    13,533
   Inventories
      Raw materials and work in process                                8,383                     8,906
      Finished goods                                                  22,643                    19,126
                                                                   ---------                  --------
           Total inventories                                          31,026                    28,032

   Prepaid expenses                                                    1,986                     2,527
   Deferred income taxes                                               1,882                         0
                                                                   ---------                  --------
           Total current assets                                       56,703                    55,421
                                                                   ---------                  --------


Property, plant and equipment, at cost                                91,673                    90,652
Accumulated depreciation and amortization                            (52,050)                  (50,228)
                                                                   ---------                  --------
   Net property, plant and equipment                                  39,623                    40,424
                                                                   ---------                  --------

Deferred income taxes                                                  4,547                     6,629
Goodwill and other intangibles, net of
   amortization of $2,211 at
   March 31, 1994 and $2,122
   at December 31, 1993                                                6,629                     6,645
Other assets                                                           4,237                     4,201
Non-current assets related to discontinued operations                  4,029                     4,029
                                                                    --------                  --------
                                                                    $115,768                  $117,349
                                                                    ========                  ========


See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                          Consolidated Balance Sheets
                   As of March 31, 1994 and December 31, 1993
                      (in thousands except per share data)


                                                       (Unaudited)      (Audited)
                                                        March 31,      December 31,
Liabilities and Stockholders' Equity                      1994             1993
- - ------------------------------------                    --------         --------
Current liabilities
   Accounts payable                                     $  9,544         $  9,573
   Accrued expenses                                        7,661            9,089
                                                        --------         --------
              Total current liabilities                   17,205           18,662
                                                        --------         --------

Accrued pension liability                                 18,321           18,321
Other long-term liabilities                                1,944            2,302

Senior long-term debt                                     50,000           50,000

Stockholders' equity
   Preferred Stock, 487 shares authorized
      and issued, at liquidation value of
      $20 per share                                        9,748            9,748
   Common Stock, $ .50 par value per share,
      20,000 shares authorized, 4,210
      shares issued                                        2,105            2,105
   Additional paid-in capital                             27,145           27,145
   Retained earnings                                       9,476            9,420
   Treasury Stock, 543 shares at cost                    (12,803)         (12,803)
   Excess of additional pension liability
      over unrecognized prior service
         cost, net of tax benefits                        (6,835)          (6,835)
   Notes receivable from ESOP Trusts                        (538)            (716)
                                                        --------         --------
            Total stockholders' equity                    28,298           28,064
                                                        --------         --------
                                                        $115,768         $117,349
                                                        ========         ========


See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

              Condensed Consolidated Statements of Earnings (Loss)
               for the Three Months Ended March 31, 1994 and 1993
                      (in thousands except per share data)


                                                               (Unaudited)
                                                           Three Months Ended
                                                                 March 31,
                                                          ------------------------
                                                            1994            1993
                                                          -------          -------
Net sales                                                 $29,380          $26,674
Cost of sales                                              19,419           18,316
                                                          -------          -------
    Gross profit                                            9,961            8,358
Selling, warehouse, general and
    administrative expenses                                 8,398            7,599
Interest expense                                            1,215            1,514
Interest and other income                                    (113)            (271)
                                                          -------          -------
    Earnings (loss) before income taxes                       461             (484)
Provision (benefit) for income taxes                          198             (189)
                                                          -------          -------
    Net earnings (loss)                                       263             (295)
Preferred stock dividends                                     207              207
                                                          -------          -------
    Net earnings (loss) applicable to
       common stockholders                                $    56          $  (502)
                                                          =======          =======
Net earnings (loss) per common share,
    primary and fully diluted                             $  0.02          $ (0.14)
                                                          =======          =======


See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 1994 and 1993
                                 (in thousands)


                                                                                          (Unaudited)
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                     1994            1993
                                                                                   -------         --------
Cash flows provided (used) by operations
- - ----------------------------------------
   Net earnings (loss)                                                             $   263         $   (295)
   Add (deduct) noncash items included in
      net earnings (loss)
         Depreciation and amortization                                               1,911            1,811
         Other, net                                                                    204             (675)
   Changes in other operating working capital
      Receivables                                                                   (4,595)          (5,514)
      Inventories                                                                   (2,994)          (4,012)
      Prepaid expenses                                                                 541              354
      Accounts payable and accrued expenses                                         (1,148)             437
                                                                                   -------         --------
            Cash flows used by operations                                           (5,818)          (7,894)
                                                                                   -------         --------

Cash flows provided (used) by investing activities
- - --------------------------------------------------
Capital expenditures                                                                (1,020)          (1,341)
Collection of accounts receivable, and payment of accounts payable
   and accrued and other expenses related to discontinued operations                  (556)          (1,683)
Other, net                                                                            (225)              30
                                                                                   -------         --------
      Cash flows used by investing activities                                       (1,801)          (2,994)
                                                                                   -------         --------

Cash flows provided (used) by financing activities
- - --------------------------------------------------
   Other long-term debt retirements                                                      0           (1,000)
   Payments received on ESOP Trusts notes receivable                                   178              395
   Dividends paid                                                                     (207)            (207)
                                                                                   -------         --------
      Cash flows used by financing activities                                          (29)            (812)
                                                                                   -------         --------

Cash and cash equivalents
- - -------------------------
   Decrease during the period                                                       (7,648)         (11,700)
   Balance at beginning of the period                                               11,329           19,251
                                                                                   -------         --------
      Balance at end of the period                                                 $ 3,681         $  7,551
                                                                                   =======         ========


See accompanying notes to condensed consolidated financial statements

                                KERR GROUP, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1)       General

         The condensed consolidated financial statements include the accounts of Kerr Group, Inc. and its wholly owned subsidiary (collectively referred to as the Company). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1994, and the results of operations for the three months ended March 31, 1994 and 1993, and changes in cash flows for the three months ended March 31, 1994 and 1993.

         The results of operations for the first three months of 1994 are not necessarily indicative of the results to be expected for the full year.


2)       Earnings Per Share

         Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Preferred Stock and the elimination of the related Preferred Stock dividends. Antidilution occurred in the three months ended March 31, 1994 and 1993.

                                KERR GROUP, INC.

                Computation of Earnings (Loss) Per Common Share
                      (in thousands except per share data)


                                                                (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                         ------------------------
                                                          1994              1993
                                                         ------            ------
Primary Earnings (Loss) Per Common Share
- - ----------------------------------------
   Net earnings (loss)                                   $  263            $ (295)
   Less Preferred Stock dividends                          (207)             (207)
                                                         ------            ------
   Net earnings (loss) applicable to primary
      earnings per common share                          $   56            $ (502)
                                                         ======            ======
   Weighted average number of common
      shares outstanding                                  3,667             3,675
                                                         ======            ======
   Primary earnings (loss) per common share              $  .02            $ (.14)
                                                         ======            ======


Fully Diluted Earnings (Loss) Per Common Share
- - ----------------------------------------------
   Net earnings (loss) applicable to primary
      earnings per common share                          $   56            $ (502)
   Add Preferred Stock dividends                            207               207
                                                         ------            ------
   Net earnings (loss) applicable to fully
      diluted earnings per common share                  $  263            $ (295)
                                                         ======            ======
   Weighted average number of common
      shares outstanding                                  3,667             3,675

   Common shares issuable from assumed
      conversion of Preferred Stock                         709               709

   Incremental common shares issuable upon
      assumed exercise of outstanding stock
      options                                                 5                12
                                                         ------            ------
   Adjusted weighted average number of common
      shares outstanding                                  4,381             4,396
                                                         ======            ======
   Fully diluted earnings (loss) per common share:
      As computed                                        $  .06            $ (.07)
                                                         ======            ======
      As reported (a)                                    $  .02            $ (.14)
                                                         ======            ======

(a) Fully diluted earnings (loss) per common share for the three months ended March 31, 1994 and 1993 are antidilutive

                                KERR GROUP, INC.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                   Three Months Ended March 31, 1994 and 1993


Results of Operations

Net sales for the three months ended March 31, 1994 were $29,380,000 as compared to $26,674,000 for the three months ended March 31, 1993, an increase of $2,706,000 or 10%. The increase in net sales for the three months ended March 31, 1994 over the comparable period in 1993 was due primarily to higher unit sales in the Plastic Products Business.

Cost of sales for the three months ended March 31, 1994 were $19,419,000 as compared to $18,316,000 for the three months ended March 31, 1993, an increase of $1,103,000 or 6%.

Selling, warehouse, general and administrative expenses increased $799,000 or 11% during the three months ended March 31, 1994, as compared to the same period in 1993, due primarily to additional employees, increased bad debt expense and salary and wage increases.

Net interest expense decreased $141,000 during the three months ended March 31, 1994 as compared to the same period in 1993 as a result of the refinancing of the Company's long-term debt on September 21, 1993.

Earnings before income taxes increased $945,000 during the three months ended March 31, 1994 as compared to the same period in 1993 due primarily to higher earnings in both the Plastic Products and Consumer Products Businesses and lower interest expense as a result of the refinancing of the Company's long-term debt.

The provision for income taxes increased $387,000 during the three months ended March 31, 1994 as compared to the same period in 1993 due to higher pretax earnings.

Accounting for Benefit Plans

Accounting rules require that pension liabilities be discounted at an interest rate equal to the rate on longer-term, high-quality debt instruments. The Company selects an appropriate discount rate annually as of the end of each year. The discount rate selected by the Company at December 31, 1993 was 7.5% and resulted in a reduction in the Company's stockholders' equity of $6,835,000. The amount of this adjustment will be increased or decreased at the end of each year depending on future changes in interest rates. As of March 31, 1994, comparable interest rates have increased approximately one-half of one percent from December 31, 1993. Had the discount rate used by the Company at December 31, 1993 been one-half of one percent higher, the unfunded pension liability shown on the Company's Consolidated Balance Sheet at December 31, 1993 would have been reduced by approximately $4,600,000, the deferred income tax asset would have been reduced by approximately $1,800,000 and stockholders' equity would have been increased by approximately $2,800,000.

Financial Condition

Cash flow was used by operations in the three months ended March 31, 1994 and 1993 for increased working capital requirements, primarily related to the Consumer Products Business.

The ratio of current assets to current liabilities at March 31, 1994 and December 31, 1993 was 3.3 and 3.0, respectively. The ratio of total debt to total capitalization decreased to 63.9% at March 31, 1994 from 64.1% at December 31, 1993.

At March 31, 1994, the Company had unused sources of liquidity consisting of cash and cash equivalents of $3,681,000, unused committed credit under bank lines of credit of $12,000,000, of which $11,884,000 could be borrowed under the terms of the Company's Senior Note Agreement, tax net operating loss carryforwards of $1,854,000 and certain tax credit carryforwards of $1,975,000.

                            PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         On April 11, 1994, the Chicago regional office of the National Labor Relations Board ("NLRB") filed an administrative complaint against the Registrant in connection with its plans to relocate its home canning cap and lid manufacturing operations from Chicago, Illinois to a new manufacturing facility in Jackson, Tennessee. The complaint alleges that the Registrant is required to bargain with the union that represents the Chicago employees in connection with the Registrant's decision to relocate to Jackson.

         The administrative complaint was in response to a union charge and is the first step in the administrative process. The Registrant has been advised by its counsel that it is not required to bargain about the decision to relocate. The Registrant intends to vigorously defend the action and does not expect the NLRB proceeding to have any impact on its current schedule to move to Jackson or have any material impact on the Registrant's consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

a. The Annual Meeting of Stockholders of the Company was held on April 26, 1994 in Los Angeles, California.

b. No proposals were submitted to a vote other than the election of Directors.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         None.

b.       Reports on Form 8-K

         On January 19, 1994, the Registrant filed a Form 8-K Current Report with respect to the relocation of the Registrant's home canning cap and lid operations.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KERR GROUP, INC.



May 11, 1994                              By /s/ D. Gordon Strickland
                                             ---------------------------------
                                                 D. Gordon Strickland
                                                 Senior Vice President, Finance,
                                                    Chief Financial Officer



May 11, 1994                              By /s/ J. Stephen Grassbaugh
                                             ---------------------------------
                                                 J. Stephen Grassbaugh
                                                 Vice President, Controller,
                                                    Chief Accounting Officer