Form 10-Q
period 1994-06-30
KERR GROUP INC
filed 1994-08-10
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended  June 30, 1994

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________


    Commission File Number                 1-7272
                                        ------------

                                  KERR GROUP, INC.
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                   95-0898810
- - ----------------------------------------         -----------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                      Identification No.)



 1840 Century Park East, Los Angeles, CA                    90067
- - -----------------------------------------        -----------------------------
 (Address of principal executive offices)                (Zip Code)



Registrant's telephone number,
including area code                                     (310) 556-2200
                                                 -----------------------------


_______________________________________________________________________________
 Former name, former address and former fiscal year, if changed since last year.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No ____

The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of July 29, 1994 was 3,677,095.

                                KERR GROUP, INC.

                                     INDEX





                                                                                         Page No.
                                                                                         --------
         Part I.  Financial Information

            Item 1.  Financial Statements
               Consolidated Balance Sheets -
                  June 30, 1994 and December 31, 1993                                      3 - 4

               Condensed Consolidated Statements of Earnings (Loss) -
                  Three Months and Six Months Ended June 30, 1994 and 1993                 5

               Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1994 and 1993                                  6

               Notes to Condensed Consolidated Financial Statements                        7 - 8

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                       9 - 10


         Part II.  Other Information                                                       11

                                KERR GROUP, INC.

                          Consolidated Balance Sheets
                   As of June 30, 1994 and December 31, 1993
                      (in thousands except per share data)





                                                                  (Unaudited)               (Audited)
                                                                   June 30,                December 31,
Assets                                                               1994                      1993
- - ------                                                             ---------                 --------
Current assets
    Cash and cash equivalents                                       $  3,640                  $ 11,329
    Receivables-primarily trade accounts,
         less allowance for doubtful accounts
         of $574 at June 30, 1994 and $578
         at December 31, 1993                                         25,498                    13,533
    Inventories
         Raw materials and work in process                            10,438                     8,906
         Finished goods                                               21,985                    19,126
                                                                    --------                  --------
               Total inventories                                      32,423                    28,032

    Prepaid expenses                                                   1,988                     2,527
    Deferred income taxes                                              1,854                         0
                                                                    --------                  --------
               Total current assets                                   65,403                    55,421
                                                                    --------                  --------


Property, plant and equipment, at cost                                94,955                    90,652
Accumulated depreciation and amortization                            (53,507)                  (50,228)
                                                                    --------                  --------
    Net property, plant and equipment                                 41,448                    40,424
                                                                    --------                  --------


Deferred income taxes                                                  3,672                     6,629
Goodwill and other intangibles, net of
    amortization of $2,302 at
    June 30, 1994 and $2,122
    at December 31, 1993                                               6,676                     6,645
Other assets                                                           3,984                     4,201
Non-current assets related to discontinued operations                  4,029                     4,029
                                                                    --------                  --------
                                                                    $125,212                  $117,349
                                                                    ========                  ========





See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                          Consolidated Balance Sheets
                   As of June 30, 1994 and December 31, 1993
                      (in thousands except per share data)





                                                                   (Unaudited)              (Audited)
                                                                     June 30,              December 31,
Liabilities and Stockholders' Equity                                   1994                    1993
- - ------------------------------------                                ---------                --------
Current liabilities
    Short-term debt                                                 $  2,000                  $      0
    Accounts payable                                                  15,277                     9,573
    Accrued expenses                                                   8,123                     9,089
                                                                    --------                  --------
               Total current liabilities                              25,400                    18,662
                                                                    --------                  --------

Accrued pension liability                                             18,124                    18,321
Other long-term liabilities                                            1,749                     2,302

Senior long-term debt                                                 50,000                    50,000

Stockholders' equity
    Preferred Stock, 487 shares authorized
         and issued, at liquidation value of
         $20 per share                                                 9,748                     9,748
    Common Stock, $.50 par value per share,
         20,000 shares authorized, 4,220
         shares issued                                                 2,110                     2,105
    Additional paid-in capital                                        27,210                    27,145
    Retained earnings                                                 10,868                     9,420
    Treasury Stock, 543 shares at cost                              (12,803)                   (12,803)
    Excess of additional pension liability
         over unrecognized prior service
         cost, net of tax benefits                                    (6,835)                   (6,835)
    Notes receivable from ESOP Trusts                                   (359)                     (716)
                                                                    --------                  --------
                     Total stockholders' equity                       29,939                    28,064
                                                                    --------                  --------
                                                                    $125,212                  $117,349
                                                                    =========                 ========





See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                 Condensed Consolidated Statements of Earnings
        for the Three Months and Six Months Ended June 30, 1994 and 1993
                      (in thousands except per share data)



                                                          (Unaudited)                        (Unaudited)
                                                          Three Months                       Six Months
                                                         Ended June 30,                     Ended June 30,
                                                     ---------------------               ---------------------
                                                       1994          1993                 1994          1993
                                                     -------       -------               -------       -------
Net sales                                            $41,004       $38,113               $70,384       $64,787
Cost of sales                                         28,713        26,742                48,132        45,058
                                                     -------       -------               -------       -------
         Gross profit                                 12,291        11,371                22,252        19,729

Selling, warehouse, general and
    administrative expense                             8,380         7,722                16,778        15,321
Interest expense                                       1,249         1,502                 2,464         3,016
Interest and other income                               (118)         (201)                 (231)         (472)
                                                     -------       -------               -------       -------

         Earnings before income taxes                  2,780         2,348                  3,24        11,864

Provision for income taxes                             1,181           950                 1,379           761
                                                     -------       -------               -------       -------

         Net earnings                                $ 1,599       $ 1,398               $ 1,862       $ 1,103

Preferred stock dividends                                207           207                   414           414
                                                     -------       -------               -------       -------

         Net earnings applicable to
           common stockholders                       $ 1,392       $ 1,191               $ 1,448       $   689
                                                     =======       =======               =======       =======
Net earnings per common share:
  Primary                                            $  0.38       $  0.32               $  0.39       $  0.19
                                                     =======       =======               =======       =======
  Fully diluted                                      $  0.36       $  0.32               $  0.39       $  0.19
                                                     =======       =======               =======       =======



See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1994 and 1993
                                 (in thousands)




                                                                                         (Unaudited)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                 ---------------------------
                                                                                     1994             1993
                                                                                 ------------     ----------
Cash flows provided (used) by operations
- - ----------------------------------------
    Net earnings                                                                   $  1,862         $  1,103
    Add (deduct) noncash items included in
      net earnings
         Depreciation and amortization                                                3,838            3,586
         Other, net                                                                     973             (693)
    Changes in other operating working capital
         Receivables                                                                (11,965)          (7,490)
         Inventories                                                                 (4,391)          (2,568)
         Prepaid expenses                                                               573              173
         Accounts payable and accrued expenses                                        5,596                5
                                                                                   --------         --------
             Cash flows used by operations                                           (3,514)          (5,884)
                                                                                   --------         --------

Cash flows provided (used) by investing activities
- - --------------------------------------------------
    Capital expenditures                                                             (4,715)          (3,097)
    Collection of accounts receivable, and payment of
      accounts payable and accrued and other expenses
      related to discontinued operations                                               (933)          (2,374)
    Other, net                                                                         (540)          (1,386)
                                                                                   --------         --------
             Cash flows used by investing activities                                 (6,188)          (6,857)
                                                                                   --------         --------

Cash flows provided (used) by financing activities
- - --------------------------------------------------
    Net borrowings under lines of credit                                              2,000                0
    Retirement of long-term debt                                                          0           (1,000)
    Payments received on ESOP Trusts notes receivable                                   357              395
    Dividends paid                                                                     (414)            (414)
    Other                                                                                70                0
                                                                                   --------         --------
             Cash flows provided (used) by financing activities                       2,013           (1,019)
                                                                                   --------         --------

Cash and cash equivalents
- - -------------------------
    Decrease during the period                                                       (7,689)         (13,760)
    Balance at beginning of the period                                               11,329           19,251
                                                                                   --------         --------
             Balance at end of the period                                          $  3,640         $  5,491
                                                                                   ========         ========





See accompanying notes to condensed consolidated financial statements

                                KERR GROUP, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1)  General

    The condensed consolidated financial statements include the accounts of Kerr Group, Inc. and its wholly owned subsidiary (collectively referred to as the Company). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1994, the results of operations for the three months and six months ended June 30, 1994 and 1993, and changes in cash flows for the six months ended June 30, 1994 and 1993.

    The results of operations for the first six months of 1994 are not necessarily indicative of the results to be expected for the full year.


2)  Earnings Per Share

    Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Preferred Stock and the elimination of the related Preferred Stock dividends. Antidilution occurred in the six months ended June 30, 1994 and 1993.


3)  Debt

    On May 2, 1994, the Company replaced its two existing unsecured $6,000,000 short-term lines of credit with two unsecured $10,000,000 short-term lines of credit. The lines of credit provide for the seasonal working capital needs of the Company. The $10,000,000 lines of credit are committed through April 30, 1995. One of the $10,000,000 lines of credit provides for borrowings to bear interest at either the prime rate of the lender or, alternatively, Eurodollar rate plus 1.5% and charges a facility fee of 0.5% per annum on the commitment. The other $10,000,000 line of credit provides for borrowings to bear interest at the prime rate of the lender and charges a facility fee of 0.75% per annum on the commitment. The lines of credit contain covenants identical to the Senior Notes.

                                KERR GROUP, INC.

                Computation of Earnings (Loss) Per Common Share
                      (in thousands except per share data)



                                                                   (Unaudited)                 (Unaudited)
                                                               Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              ---------------------        --------------------
                                                                1994         1993           1994          1993
                                                              --------       ------        ------        ------
Primary Net Earnings Per Common Share
- - -------------------------------------
    Net earnings                                                $1,599       $1,398        $1,862        $1,103

    Less Preferred Stock dividends                                (207)        (207)         (414)         (414)
                                                                ------       ------        ------        ------
    Net earnings applicable to primary earnings
         per common share                                       $1,392       $1,191        $1,448        $  689
                                                                ======       ======        ======        ======
    Weighted average number of common
         shares outstanding                                      3,675        3,668         3,671         3,671
                                                                ======       ======        ======        ======

    Primary net earnings per common share                       $ 0.38       $ 0.32        $ 0.39        $ 0.19
                                                                ======       ======        ======        ======

Fully Diluted Net Earnings Per Common Share
- - -------------------------------------------
    Net earnings applicable to primary earnings
         per common share                                       $1,392       $1,191        $1,448        $  689

    Add Preferred Stock dividends                                  207          207           414           414
                                                                ------       ------        ------        ------
    Net earnings applicable to fully
         diluted earnings per common share                      $1,599       $1,398        $1,862        $1,103
                                                                ======       ======        ======        ======

    Weighted average number of common
         shares outstanding                                      3,675        3,668         3,671         3,671

    Common shares issuable upon assumed
         conversion of Preferred Stock                             709          709           709           709

    Incremental common shares issuable upon
         assumed exercise of outstanding stock options              14            9            14             6
                                                                ------       ------        ------        ------
    Adjusted weighted average number of common
         shares outstanding                                      4,398        4,386         4,394         4,386
                                                                ======       ======        ======        ======
    Fully diluted net earnings per common share:
         As computed                                            $ 0.36       $ 0.32        $ 0.42        $ 0.25
                                                                ======       ======        ======        ======
         As reported(a)                                         $ 0.36       $ 0.32        $ 0.39        $ 0.19
                                                                ======       ======        ======        ======

(a) The calculation of fully diluted net earnings per common share for the six months ended June 30, 1994 and 1993 was not dilutive.

                                KERR GROUP, INC.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
            Three Months and Six Months Ended June 30, 1994 and 1993


Results of Operations

Net sales for the three months ended June 30, 1994 were $41,004,000 as compared to $38,113,000 for the three months ended June 30, 1993, an increase of $2,891,000 or 7.6%. The increase in net sales for the three months ended June 30, 1994 over the comparable period in 1993 was due primarily to higher unit sales in the Plastic Products and Consumer Products Businesses.

Net sales for the six months ended June 30, 1994 were $70,384,000 as compared to $64,787,000 for the six months ended June 30, 1993, an increase of $5,597,000 or 8.6%. The increase in net sales for the six months ended June 30, 1994 over the comparable period in 1993 was due primarily to higher unit sales in the Plastic Products and Consumer Products Businesses.

Cost of sales for the three months ended June 30, 1994 were $28,713,000 as compared to $26,742,000 for the three months ended June 30, 1993, an increase of $1,971,000 or 7.4%. Cost of sales for the six months ended June 30, 1994 were $48,132,000 as compared to $45,058,000 for the six months ended June 30, 1993, an increase of $3,074,000 or 6.8%. The increase for both periods in 1994 over comparable periods in 1993 was due primarily to higher unit sales.

Gross profit as a percent of net sales for the three months ended June 30, 1994 increased to 30.0% as compared to 29.8% for the three months ended June 30, 1993. Gross profit as a percent of net sales for the six months ended June 30, 1994 increased to 31.6% as compared to 30.5% for the six months ended June 30, 1993.

Selling, warehouse, general and administrative expenses increased $658,000 or 8.5% during the three months ended June 30, 1994, as compared to the same period in 1993. The increase for the three months was primarily due to additional employees, higher bad debt expense and higher sales promotions.

Selling, warehouse, general and administrative expenses increased $1,457,000 or 9.5% during the six months ended June 30, 1994, as compared to the same period in 1993. The increase for the six months was primarily due to higher bad debt expense, additional employees and salary and wage increases.

Net interest expense decreased $170,000 and $311,000 during the three month and six month periods ended June 30, 1994, respectively, as compared to the same periods in 1993, as a result of the refinancing of the Company's long-term debt on September 21, 1993.

Earnings before income taxes increased $432,000 during the three months ended June 30, 1994, as compared to the same period in 1993. Earnings before income taxes increased $1,377,000 during the six months ended June 30, 1994, as compared to the same period in 1993. The increase in earnings for both periods in 1994 over comparable periods in 1993 was due to higher earnings in the Plastic Products and Consumer Products Businesses and lower interest expense as a result of the refinancing of the Company's long-term debt on September 21, 1993.

The provision for income taxes increased $231,000 during the three months ended June 30, 1994, as compared to the same period in 1993. The provision for income taxes increased $618,000 during the six months ended June 30, 1994, as compared to the same period in 1993. The increase for both periods in 1994 over comparable periods in 1993 was due primarily to higher pretax earnings.

Financial Condition

Cash flow was used by operations in the six months ended June 30, 1994 in the amount of $3,514,000 and in the six months ended June 30, 1993 in the amount of $5,884,000 for increased working capital requirements, primarily related to the Consumer Products Business.

Cash flow was used by investing activities in the six months ended June 30, 1994 in the amount of $6,188,000 and in the six months ended June 30, 1993 in the amount of $6,857,000, primarily related to capital expenditures and cash costs associated with the Company's discontinued operations.

Cash flow was provided by financing activities in the six months ended June 30, 1994 in the amount of $2,013,000 primarily attributable to borrowings under the Company's working capital lines of credit. Cash flow was used by financing activities in the six months ended June 30, 1993 in the amount of $1,019,000.

The ratio of current assets to current liabilities at June 30, 1994 and December 31, 1993 was 2.6 and 3.0, respectively. The decrease in the ratio of current assets to current liabilities during the first six months of 1994 is due to higher levels of accounts payable and borrowings under the Company's working capital lines of credit. The ratio of total debt to total capitalization decreased to 63.5% at June 30, 1994 from 64.1% at December 31, 1993.

As of June 30, 1994, the Company had two unsecured $10,000,000 lines of credit with two banks to provide for the seasonal working capital needs of the Company. The lines of credit are committed through April 30, 1995. The lines of credit provide the Company with a source of working capital which the Company believes will be sufficient to meet its anticipated needs.

At June 30, 1994, the Company had unused sources of liquidity consisting of cash and cash equivalents of $3,640,000, unused committed credit under bank lines of credit of $18,000,000, of which $12,966,000 could be borrowed under the terms of the Company's Senior Note Agreement, tax net operating loss carryforwards of $1,854,000 and certain tax credit carryforwards of $1,975,000.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    10.1     Line of Credit between PNC Bank and Kerr Group, Inc. dated May 2,
             1994
    10.2 Line of Credit between Bank of Boston and Kerr Group, Inc. dated May 2, 1994

b.  Reports on Form 8-K

    There were no reports filed on Form 8-K for the three months ended June 30, 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KERR GROUP, INC.



August 9, 1994                             By  /s/ D. GORDON STRICKLAND
                                               -------------------------------
                                                   D. Gordon Strickland
                                                   Senior Vice President,
                                                   Finance, Chief Financial
                                                   Officer



August 9, 1994                             By  /s/ J. STEPHEN GRASSBAUGH
                                               -------------------------------
                                                   J. Stephen Grassbaugh
                                                   Vice President, Controller,
                                                   Chief Accounting Officer