Form 10-Q
period 1994-09-30
KERR GROUP INC
filed 1994-11-10
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended  September 30, 1994

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________


    Commission File Number     1 - 7272
                          -------------------

                                KERR GROUP, INC.
- - - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                                   95-0898810
- - - ------------------------------------------           -------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)



 1840 Century Park East, Los Angeles, CA                      90067
- - - ------------------------------------------           -------------------------
 (Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code        (310) 556-2200
                                                     -------------------------



- - - ------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                           if changed since last year.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of October 31, 1994 was 3,677,095.

                                KERR GROUP, INC.

                                     INDEX


                                                                           Page No.
                                                                           --------
Part I.  Financial Information

   Item 1.  Financial Statements
      Consolidated Balance Sheets -
        September 30, 1994 and December 31, 1993                            3 - 4

      Condensed Consolidated Statements of Earnings (Loss) -
        Three Months and Nine Months Ended September 30, 1994 and 1993      5

      Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1994 and 1993                       6

      Notes to Condensed Consolidated Financial Statements                  7 - 8

   Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                         9 - 10


Part II.  Other Information                                                 11

                                KERR GROUP, INC.

                          Consolidated Balance Sheets
                 As of September 30, 1994 and December 31, 1993
                      (in thousands except per share data)





                                                                  (Unaudited)              (Audited)
                                                                 September 30,            December 31,
Assets                                                               1994                     1993
- - - ------                                                           -------------            ------------
Current assets
    Cash and cash equivalents                                       $  2,926                 $ 11,329
    Receivables-primarily trade accounts,
        less allowance for doubtful accounts
        of $724 at September 30, 1994 and $578
        at December 31, 1993                                          21,618                   13,533
    Inventories
        Raw materials and work in process                             10,453                    8,906
        Finished goods                                                18,685                   19,126
                                                                    --------                 --------
              Total inventories                                       29,138                   28,032

    Prepaid expenses and other current assets                          1,955                    2,527
    Deferred income taxes                                              1,854                        0
                                                                    --------                 --------
              Total current assets                                    57,491                   55,421
                                                                    --------                 --------


Property, plant and equipment, at cost                                98,373                   90,652
Accumulated depreciation and amortization                            (55,328)                 (50,228)
                                                                    --------                 --------
    Net property, plant and equipment                                 43,045                   40,424
                                                                    --------                 --------


Goodwill and other intangibles, net of
    amortization of $2,388 at September 30,
    1994 and $2,122 at December 31, 1993                               6,788                    6,645
Deferred income taxes                                                  2,981                    6,629
Other assets                                                           4,125                    4,201
Non-current assets related to discontinued operations                  4,479                    4,029
                                                                    --------                 --------

                                                                    $118,909                 $117,349
                                                                    ========                 ========


See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                 As of September 30, 1994 and December 31, 1993
                      (in thousands except per share data)





                                                                    (Unaudited)            (Audited)
                                                                   September 30,          December 31,
Liabilities and Stockholders' Equity                                   1994                   1993
- - - ------------------------------------                               -------------          ------------
Current liabilities
    Short-term debt                                                  $  1,000               $      0
    Accounts payable                                                   10,461                  9,573
    Accrued expenses                                                    7,594                  9,089
                                                                     --------               --------
               Total current liabilities                               19,055                 18,662
                                                                     --------               --------

Accrued pension liability                                              16,745                 18,321
Other long-term liabilities                                             1,889                  2,302

Senior long-term debt                                                  50,000                 50,000


Stockholders' equity
    Preferred Stock, 487 shares authorized
        and issued, at liquidation value of
        $20 per share                                                   9,748                  9,748
    Common Stock, $ .50 par value per share,
        20,000 shares authorized, 4,220
        shares issued at September 30, 1994 and
        4,210 shares issued at December 31, 1993                        2,110                  2,105
    Additional paid-in capital                                         27,210                 27,145
    Retained earnings                                                  11,971                  9,420
    Treasury Stock, 543 shares at cost                                (12,803)               (12,803)
    Excess of additional pension liability
        over unrecognized prior service
        cost, net of tax benefits                                      (6,835)                (6,835)
    Notes receivable from ESOP Trusts                                    (181)                  (716)
                                                                     --------               --------

                     Total stockholders' equity                        31,220                 28,064
                                                                     --------               --------

                                                                     $118,909               $117,349
                                                                     ========               ========


See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

              Condensed Consolidated Statements of Earnings (Loss) for the Three Months and Nine Months Ended September 30, 1994 and 1993
                      (in thousands except per share data)



                                                              (Unaudited)                       (Unaudited)
                                                              Three Months                      Nine Months
                                                           Ended September 30,               Ended September 30,
                                                        -------------------------        --------------------------
                                                          1994             1993             1994           1993
                                                        ---------       ---------        ----------     -----------
Net sales                                                $40,624          $34,448         $111,008          $99,235
Cost of sales                                             28,617           24,616           76,749           69,674
                                                         -------          -------         --------          -------
    Gross profit                                          12,007            9,832           34,259           29,561

Selling, warehouse, general and
    administrative expense                                 8,559            7,594           25,337           22,915
Interest expense                                           1,263            1,457            3,727            4,473
Interest and other income                                    (66)            (199)            (297)            (671)
                                                         -------          -------         --------          -------

         Earnings before income taxes                      2,251              980            5,492            2,844

Provision for income taxes                                   941              428            2,320            1,189
                                                         -------        ---------         --------          -------

    Earnings before extraordinary item                     1,310              552            3,172            1,655
Extraordinary loss on retirement of debt                       0           (1,300)               0           (1,300)
                                                         -------         --------         --------          -------

         Net earnings (loss)                             $ 1,310         $   (748)        $  3,172          $   355

Preferred stock dividends                                    207              207              621              621
                                                         -------         --------         --------          -------

         Net earnings (loss) applicable to
           common stockholders                           $ 1,103         $   (955)        $  2,551          $  (266)
                                                         =======         ========         ========          =======

Net earnings (loss) per common share,
    primary and fully diluted:
    Earnings per common share before
         extraordinary item                              $  0.30         $   0.09         $   0.69          $  0.28
    Extraordinary loss per common share on
         retirement of debt                                 0.00            (0.35)            0.00            (0.35)
                                                         -------         --------         --------          -------
         Net earnings (loss) per common share            $  0.30         $  (0.26)        $   0.69          $ (0.07)
                                                         =======         ========         ========          =======



See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 1994 and 1993
                                 (in thousands)



                                                                                        (Unaudited)
                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                 ---------------------------
                                                                                     1994            1993
                                                                                 ------------     ----------
Cash flows provided (used) by operations
- - - ----------------------------------------
    Earnings before extraordinary item                                            $  3,172         $  1,655
    Add (deduct) noncash items included in
      net earnings
         Depreciation and amortization                                               5,773            5,541
         Change in deferred income taxes                                             1,794              726
         Reduction in long-term pension liability                                   (1,576)          (1,374)
         Other, net                                                                    225             (804)
    Changes in other operating working capital
         Receivables                                                                (8,085)          (3,912)
         Inventories                                                                (1,106)          (2,246)
         Prepaid expenses                                                              594             (909)
         Accounts payable and accrued expenses                                       2,518             (962)
                                                                                  --------         --------
             Cash flows provided (used) by operations                                3,309           (2,285)
                                                                                  --------         --------

Cash flows provided (used) by investing activities
- - - --------------------------------------------------
    Capital expenditures                                                            (8,178)          (5,542)
    Payments associated with relocation of home
      canning cap and lid operations                                                (2,440)               0
    Collection of accounts receivable, and payment of
      accounts payable and accrued and other expenses
      related to discontinued operations                                            (1,802)          (2,440)
    Other, net                                                                        (276)          (1,388)
                                                                                  --------         --------
             Cash flows used by investing activities                               (12,696)          (9,370)
                                                                                  --------         --------

Cash flows provided (used) by financing activities
- - - --------------------------------------------------
    Net borrowings under lines of credit                                             1,000                0
    Issuance of Senior Notes                                                             0           50,000
    Extinguishment of Subordinated Debt                                                  0          (41,131)
    Retirement of long-term debt                                                         0           (1,000)
    Dividends paid                                                                    (621)            (621)
    Other                                                                              605              344
                                                                                  --------         --------
             Cash flows provided by financing activities                               984            7,592
                                                                                  --------         --------

Cash and cash equivalents
- - - -------------------------
    Decrease during the period                                                      (8,403)          (4,063)
    Balance at beginning of the period                                              11,329           19,251
                                                                                  --------         --------
             Balance at end of the period                                         $  2,926         $ 15,188
                                                                                  ========         ========


See accompanying notes to condensed consolidated financial statements

                                KERR GROUP, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)




1)  General

    The condensed consolidated financial statements include the accounts of Kerr Group, Inc. and its wholly owned subsidiary (collectively referred to as the Company). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1994, the results of operations for the three months and nine months ended September 30, 1994 and 1993, and changes in cash flows for the nine months ended September 30, 1994 and 1993.

    The results of operations for the first nine months of 1994 are not necessarily indicative of the results to be expected for the full year.


2)  Earnings Per Share

    Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Preferred Stock and the elimination of the related Preferred Stock dividends. The calculation of fully diluted net earnings (loss) per common share for the three and nine months ended September 30, 1994 and 1993 was not dilutive.


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

                                KERR GROUP, INC.

                Computation of Earnings (Loss) Per Common Share
                      (in thousands except per share data)



                                                                  (Unaudited)                   (Unaudited)
                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                               -------------------          --------------------
                                                                1994         1993            1994          1993
                                                               ------       ------          ------        ------
Primary Net Earnings (Loss) Per Common Share
    Net earnings (loss)                                        $1,310       $ (748)         $3,172        $  355

    Less Preferred Stock dividends                               (207)        (207)           (621)         (621)
                                                               ------       ------          ------        ------

    Net earnings (loss) applicable to primary earnings
         per common share                                      $1,103       $ (955)         $2,551        $ (266)
                                                               ======       ======          ======        ======

    Weighted average number of common
         shares outstanding                                     3,677        3,667           3,673         3,670
                                                               ======       ======          ======        ======

    Primary net earnings (loss) per common share               $ 0.30       $(0.26)         $ 0.69        $(0.07)
                                                               ======       ======          ======        ======


Fully Diluted Net Earnings (Loss) Per Common Share
- - - --------------------------------------------------
    Net earnings (loss) applicable to primary earnings
         per common share                                      $1,103       $ (955)         $2,551        $ (266)

    Add Preferred Stock dividends                                 207          207             621           621
                                                               ------       ------          ------        ------

    Net earnings (loss) applicable to fully
         diluted earnings per common share                     $1,310       $ (748)         $3,172        $  355
                                                               ======       ======          ======        ======

    Weighted average number of common
         shares outstanding                                     3,677        3,667           3,673         3,670

    Common shares issuable upon assumed
         conversion of Preferred Stock                            709          709             709           709

    Incremental common shares issuable upon
         assumed exercise of outstanding stock options             22            8              22             8
                                                               ------       ------          ------        ------

    Adjusted weighted average number of common
         shares outstanding                                     4,408        4,384           4,404         4,387
                                                               ======       ======          ======        ======

    Fully diluted net earnings (loss) per common share:
         As computed                                           $ 0.30       $(0.17)         $ 0.72        $ 0.08
                                                               ======       ======          ======        ======
         As reported(a)                                        $ 0.30       $(0.26)         $ 0.69        $(0.07)
                                                               ======       ======          ======        ======


  (a) The calculation of fully diluted net earnings (loss) per common share for the three and nine months ended September 30, 1994 and 1993 was not dilutive.

                                KERR GROUP, INC.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
         Three Months and Nine Months Ended September 30, 1994 and 1993

Results of Operations

Net sales for the three months ended September 30, 1994 were $40,624,000 as compared to $34,448,000 for the three months ended September 30, 1993, an increase of $6,176,000 or 17.9%. The increase in net sales for the three months ended September 30, 1994 over the comparable period in 1993 was due primarily to higher unit sales in the Consumer Products and Plastic Products Businesses.

Net sales for the nine months ended September 30, 1994 were $111,008,000 as compared to $99,235,000 for the nine months ended September 30, 1993, an increase of $11,773,000 or 11.9%. The increase in net sales for the nine months ended September 30, 1994 over the comparable period in 1993 was due primarily to higher unit sales in the Plastic Products and Consumer Products Businesses.

Cost of sales for the three months ended September 30, 1994 were $28,617,000 as compared to $24,616,000 for the three months ended September 30, 1993, an increase of $4,001,000 or 16.3%. Cost of sales for the nine months ended September 30, 1994 were $76,749,000 as compared to $69,674,000 for the nine months ended September 30, 1993, an increase of $7,075,000 or 10.2%. The increase for both periods in 1994 over comparable periods in 1993 was due primarily to higher unit sales.

Gross profit as a percent of net sales for the three months ended September 30, 1994 increased to 29.6% as compared to 28.5% for the three months ended September 30, 1993. Gross profit as a percent of net sales for the nine months ended September 30, 1994 increased to 30.9% as compared to 29.8% for the nine months ended September 30, 1993.

Selling, warehouse, general and administrative expenses increased $965,000 or 12.7% during the three months ended September 30, 1994, as compared to the same period in 1993. The increase for the three months was primarily due to salary and wage increases, higher bad debt expense, additional employees and higher legal and professional fees.

Selling, warehouse, general and administrative expenses increased $2,422,000 or 10.6% during the nine months ended September 30, 1994, as compared to the same period in 1993. The increase for the nine months was primarily due to additional employees, higher bad debt expense, and salary and wage increases.

Net interest expense decreased $61,000 and $372,000 during the three month and nine month periods ended September 30, 1994, respectively, as compared to the same periods in 1993, as a result of the refinancing of the Company's long-term debt on September 21, 1993.

Earnings before income taxes increased $1,271,000 during the three months ended September 30, 1994, as compared to the same period in 1993 due to higher earnings in both the Consumer Products and Plastic Products Businesses. Earnings before income taxes increased $2,648,000 during the nine months ended September 30, 1994 as compared to the same period in 1993 due to higher earnings in both the Consumer Products and Plastic Products Businesses and lower interest expense as a result of the refinancing of the Company's long-term debt on September 21, 1993. Earnings of the Consumer Products Business increased significantly in the three month and nine month periods of 1994 as compared to the same periods in 1993 due to higher sales as a result of favorable weather and growing conditions in many areas of the country where the Company markets home canning supplies, compared to the adverse weather conditions experienced during 1993.

The provision for income taxes increased $513,000 and $1,131,000 during the three month and nine month periods ended September 30, 1994, respectively, as compared to the same periods in 1993 due primarily to higher pretax earnings.

The Company successfully completed the relocation of its home canning cap and lid manufacturing operations to Jackson, Tennessee during August 1994. The new facility is ultimately expected to result in improved efficiencies and cost reductions of approximately $3,000,000 pre-tax per year ($1,836,000 after-tax, or 50 cents per common share per year). In anticipation of the relocation, the Company produced home canning caps and lids in excess of normal requirements. As a result, the Company will not realize significant earnings improvement from the relocation until 1996, when inventories and production volume are at normal levels.

The Company's sales and earnings are usually higher in the second and third quarters and lower in the first and fourth quarters because of the seasonal nature of the sales of home canning supplies.

Extraordinary Loss

During the third quarter of 1993, the Company incurred an after-tax loss of $1,300,000 or 35 cents per common share (primary and fully diluted) in connection with the refinancing on September 21, 1993 of its 13% Subordinated Notes and the termination of its revolving credit facility. The extraordinary loss included interest expense on the 13% Subordinated Notes from September 21, 1993 through December 15, 1993 (the date on which the Subordinated Notes were redeemed at par) and the write-off of unamortized debt fees and related costs.

Financial Condition

Cash flow was generated by operations in the nine months ended September 30, 1994 in the amount of $3,309,000 and used by operations in the nine months ended September 30, 1993 in the amount of $2,285,000. The comparable improvement in funds provided by operations is due primarily to higher pretax earnings and lower working capital requirements.

Cash flow was used by investing activities in the nine months ended September 30, 1994 in the amount of $12,696,000 and in the nine months ended September 30, 1993 in the amount of $9,370,000, primarily related to capital expenditures and cash costs associated with discontinued operations and also in 1994 related to the Company's relocation of its home canning cap and lid operations.

Cash flow was provided by financing activities in the nine months ended September 30, 1994 in the amount of $984,000 primarily attributable to borrowings under the Company's working capital lines of credit. Cash flow was generated by financing activities in the nine months ended September 30, 1993 in the amount of $7,592,000, primarily attributable to the sale of $50 million principal amount of unsecured Senior Notes to a group of insurance companies. A portion of the proceeds from that sale were deposited with a trustee to provide for the redemption of all of the $40,000,000 principal amount of 13% Subordinated Notes on December 15, 1993 when they became redeemable at par.

The ratio of current assets to current liabilities at both September 30, 1994 and December 31, 1993 was 3.0. The ratio of total debt to total capitalization decreased to 62.0% at September 30, 1994 from 64.1% at December 31, 1993 due primarily to higher retained earnings of the Company.

As of September 30, 1994, the Company had two unsecured $10,000,000 lines of credit with two banks to provide for the seasonal working capital needs of the Company. The lines of credit are committed through April 30, 1995. The lines of credit provide the Company with a source of working capital which the Company believes will be sufficient to meet its anticipated needs.

At September 30, 1994, the Company had unused sources of liquidity consisting of cash and cash equivalents of $2,926,000, unused committed credit under bank lines of credit of $19,000,000, of which $11,068,000 could be borrowed under the terms of the Company's Senior Note Agreement, tax net operating loss carryforwards of $2,640,000 and certain tax credit carryforwards of $1,975,000.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    10.3 Lease dated October 5, 1989 between Century 21 Associates, as lessor, and Santa Fe Plastic Corporation, as lessee.

    10.4 Amended and restated lease dated as of May 16, 1994 between Phoenician Properties, as lessor, and Kerr Group, Inc., as lessee.

    10.5 Amendment dated May 18, 1994 by and between Century 21 Associates and Kerr Group, Inc. related to lease dated October 5, 1989.

    10.6 Lease agreement dated June 30, 1994 between Bowling Green-Warren County Industrial Authority IV, Inc. and Kerr Group, Inc.

b.  Reports on Form 8-K

    There were no reports filed on Form 8-K for the three months ended September 30, 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KERR GROUP, INC.



November  10, 1994                        By  /s/ D. Gordon Strickland
                                              -------------------------------
                                              D. Gordon Strickland
                                              Senior Vice President, Finance,
                                                Chief Financial Officer



November  10, 1994                        By  /s/ J. Stephen Grassbaugh
                                              -------------------------------
                                              J. Stephen Grassbaugh
                                              Vice President, Controller,
                                                Chief Accounting Officer