Form 10-K
KERR GROUP INC
filed 1995-03-30
CIK 55454

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1994
                         Commission file number 1-7272


                                KERR GROUP, INC.
                                ----------------
             (Exact name of Registrant as specified in its charter)

                      Delaware                         95-0898810
                      --------                         ----------
         (State or other jurisdiction of        (I.R.S. Employer Identi-
         incorporation or organization)              fication Number)

1840 Century Park East, Los Angeles, California               90067
-----------------------------------------------          ---------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number,
         including area code:                            (310) 556-2200
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                       on which registered
-------------------                                       -------------------
Common Stock                                              New York Stock Exchange
$1.70 Class B Cumulative Convertible
  Preferred Stock, Series D                               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None





                                  -Continued-

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No.   .
                                                  ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 7, 1995, was $28,645,000.

The number of shares of the Registrant's Common Stock, $.50 par value, outstanding as of March 7, 1995, was 3,677,095.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                               Part(s) Into
         Document                                           Which Incorporated
         --------                                           ------------------
(1)      Annual Report to Stockholders                      Part I; Part II;
         for the fiscal year ended                          Part IV
         December 31, 1994.  With the
         exception of the pages of the
         Annual Report to Stockholders
         specifically incorporated by
         reference herein, the Annual
         Report to Stockholders is not
         deemed to be filed as a part
         of this Form 10-K.

(2)      Proxy Statement to be used in                      Part III
         connection with the Annual
         Meeting of Stockholders to be
         held on April 25, 1995.  With the
         exception of the pages of the
         Proxy Statement specifically
         incorporated by reference herein,
         the Proxy Statement is not deemed
         to be filed as a part of this
         Form 10-K.


                                      (ii)

                                KERR GROUP, INC.

                            Form 10-K Annual Report

                  For The Fiscal Year Ended December 31, 1994



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

                 a.       Principal Products and Markets; Sales
                          and Customers

                 The Plastic Products segment accounted for approximately 77% of the Registrant's total net sales in 1994. Plastic closures are sold to customers in the pharmaceutical, food, distilled spirits, toiletries and cosmetics and household chemical industries. Plastic and glass prescription products are sold to drug wholesalers, drug chains and independent pharmacists. Plastic bottles and jars are sold to customers in the pharmaceutical and toiletries and cosmetics industries. Plastic products are sold nationally, principally by the Registrant's sales force.

                 The Consumer Products Business accounted for approximately 23% of the Registrant's total net sales in 1994.

The Home Canning Supplies Business represents substantially all of the Consumer Products Business. The Consumer Products Business sells its products primarily through food brokers to grocery retailers, food wholesalers and mass merchandisers.

                 No customer accounted for more than 10% of the Registrant's net sales in 1994, 1993 or 1992.

                 b.       Competition

                 Competition in the markets in which the Plastic Products Business operates is highly fragmented and the Registrant has a number of large competitors with respect to its Plastic Products Business that compete for sales on the basis of price, service and quality of product. The Registrant believes that it is one of the three largest manufacturers of child-resistant
plastic closures.   The Registrant has one major competitor in the prescription products business, who has substantially larger market share than the Registrant. The Registrant also believes it is the largest manufacturer of plastic closures incorporating a tamper-evident feature for the liquor market and that it is one of the leading suppliers of single and double walled jars to the personal care and cosmetic markets.

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

                 d.       Raw Materials and Supplies; Fuel and Energy Matters

                 The primary raw materials used by the Registrant's Plastic Products Business are resins. The Registrant has historically been able to obtain adequate supplies of these items from a number of sources. However, since resins are derived from petroleum or fossil fuel, shortages of petroleum or fossil fuel could affect the supply of resins. From time to time, the Registrant has experienced increases in the cost of resins. To the extent that the Registrant is unable to reflect such price increases in the price for products manufactured by it, increases in the cost of resins could have a significant impact on the results of the Registrant's operations. The Plastic Products Business, consistent with industry practice, is generally able to pass-through resin cost increases for all product lines except the prescription packaging product line.

                 The Registrant purchases glass jars for its Home Canning Business from a single supplier under a multi-year contract. The Registrant believes that it could obtain adequate supplies of glass jars from alternate sources at reasonable prices if its current supply was interrupted. In addition to glass jars, the primary raw material used by the Registrant's Home Canning Supplies Business in the manufacture of its caps and lids is tinplate. During 1994, the Registrant was able to obtain adequate supplies of these items from a number of sources.

                 e.       Product Development, Engineering, Patents and
                          Licensing

                 The Registrant carries on a product development and engineering program with respect to its Plastic Products Business. Expenditures for such programs during the years ended December 31, 1994, 1993 and 1992 were approximately $3,600,000, $2,000,000 and $1,400,000, respectively.

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

                 f.       Environmental Matters; Legislation

                 Several states have enacted recycling laws which require consumers to recycle certain items including containers, and which require product, container and resin manufacturers to promote recycling efforts. These mandatory recycling laws are not expected to have an adverse effect on the Registrant's business.

                 The Registrant is subject to laws and regulations governing the protection of the environment,including, among others, laws and regulations governing disposal of waste, discharges into water and emissions into the atmosphere. The Registrant's expenditures for environmental control equipment in each of the last three years have not been material and the standards required by such regulations have not significantly affected the Registrant's operations.

                 Registrant is a party or a potentially responsible party in several administrative proceedings and lawsuits involving liability for cleanup of certain offsite disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or Superfund") and similar state laws. See "Legal Proceedings".

                 g.       Employees

                 As of December 31, 1994, the Registrant had approximately 1,100 employees, of which approximately 294 were office, supervisory and sales personnel.

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

                 The Registrant's Home Canning Supplies Business normally manufactures its inventory of caps and lids in anticipation of expected orders, and, consistent with practice followed in the industry, grants extended payment terms to home canning customers and accepts, subject to certain limitations, the return of unsold home canning merchandise in the fourth calendar quarter of each year.

                 i.       Working Capital

                 In general, the working capital practices followed by the Registrant are typical of the businesses in which it operates. The seasonal nature of the Registrant's Home Canning Supplies Business requires periodic short-term borrowing by the Registrant.

                 As of December 31, 1994, the Registrant had two unsecured $10,000,000 lines of credit with two banks to provide for the seasonal working capital needs of the Company. In January 1995, the Company entered into a two-year agreement with a bank to sell its trade accounts receivable on a nonrecourse basis. Under the facility, the maximum amount that can be advanced to the Company pursuant to the sale of trade accounts receivable at any time is $5,000,000 through April 30, 1995, and $10,000,000 thereafter. The Company retains collection and service responsibility, as agent for the purchaser, over any receivables sold. This facility reduced the committed amount of one of the lines of credit to $5,000,000 through April 30, 1995, at which time the line of credit terminates.

                 In February 1995, the commitment of the other line of credit was extended to April 30, 1996.

                 The lines of credit and accounts receivable facility, together with internally generated funds, provide the Registrant with the working capital which the Registrant believes will be sufficient to meet its anticipated needs.

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

                 3.       Segment Information

                 The Registrant's 1994 Annual Report to Stockholders contains on pages 31 and 32 additional financial information regarding each of the Registrant's two industry segments for each of the last three fiscal years required by Item 1 and such information is incorporated herein by reference. The Registrant's 1994 Annual Report to Stockholders contains on pages 36 through 38 Management's Discussion and Analysis of Financial Condition and Results of Operations and such information is incorporated herein by reference.

ITEM 2.          PROPERTIES

                 The Registrant's manufacturing activities with respect to its Continuing Businesses are conducted at the five facilities described in the following table.

                                                                                            Building Area
Location                                      Purpose of Facility                           (square feet)
--------                                      -------------------                           -------------
Lancaster, Pennsylvania                       Plastic Closure and                              490,000
                                              Container Plant;
                                              Warehouses

Jackson, Tennessee                            Plastic Closure, Vial and                        198,000
                                              Bottle Plant; Warehouse

Santa Fe Springs,                             Plastic Jar and Closure                          170,000
  California                                  Plant; Warehouse

Jackson, Tennessee                            Home Canning Cap and                             160,000
                                              Lid Plant; Warehouse

                                                                                            Building Area
Location                                      Purpose of Facility                           (square feet)
--------                                      -------------------                           -------------
Ahoskie, North Carolina                       Plastic Closure Plant;                           153,000
                                              Warehouse


                 The Registrant has entered into a lease for a 168,000 square feet plastic closure manufacturing and warehouse facility in Bowling Green, Kentucky to be operational in 1995.

                 The Lancaster, Pennsylvania and Ahoskie, North Carolina facilities are owned by the Registrant. The two Jackson, Tennessee and the Santa Fe Springs, California facilities are leased by the Registrant.

                 The Registrant's principal executive offices are located at 1840 Century Park East, Los Angeles, California 90067, in approximately 23,000 square feet of leased space. In addition, the Registrant rents three area sales offices.

                 In the opinion of the Registrant's management, its manufacturing facilities are suitable and adequate for the purposes for which they are being used.

                 The Registrant owns land and buildings used in connection with a former glass container manufacturing plant that are being held for sale.

                 In 1994, the Registrant's plastic products manufacturing facilities operated at approximately 74% of capacity. During August through December of 1994, the Company's cap and lid manufacturing facility located in Jackson, Tennessee operated at approximately 26% of capacity. This level of operations in the cap and lid manufacturing facility primarily resulted because the new plant was in its start-up phase.


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

                 On March 24, 1995, the Deputy Minister of National Revenue of Canada ("Revenue Canada") announced that Revenue Canada had commenced a dumping investigation into home canning supplies imported from the United States. The investigation follows a complaint filed by Bernardin of Canada, Ltd., which manufactures jar caps and lids, and Consumer Packaging Inc., which manufactures jars. The initiation of an investigation is the first step of the administrative process. First, Revenue Canada must determine whether dumping has taken place. If Revenue Canada makes a determination of dumping, the Canadian complainant (Bernardin or Consumers Packaging) must then prove that the alleged dumping has been causing it "material injury". Dumping duties, if any, would be imposed with respect to goods imported after the date on which the dumping determination is made by Revenue Canada, which is expected to occur within approximately 90 days. The Company expects that it will take approximately seven months for the Canadian authorities to finally resolve the matter. Kerr intends to vigorously contest the proceedings and does not expect this matter to have a material effect on its financial condition or results of operations.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

                 Set forth below are the names, ages, positions and offices held, and a brief account of the business experience during the past five years of each executive officer of the Registrant.

                                                            Positions Held With
                                                            Registrant and Periods
               Name and Age                                 During Which Held
         -------------------------                          -----------------------------
         Roger W. Norian (51)                               Chairman, since 1983;
                                                            President and Chief Executive
                                                            Officer, since 1980

         Norman N. Broadhurst (48)                          Senior Vice President,
                                                            President, Consumer Products
                                                            Division, since 1992; Senior
                                                            Vice President, General
                                                            Manager, Consumer Products
                                                            Division, since 1988

         Robert S. Reeves (65)                              Senior Vice President, Sales
                                                            and Marketing, Plastic
                                                            Products Division, since 1992;
                                                            Senior Vice President, General
                                                            Manager, Commercial Glass
                                                            Container Division, since 1985

                                                            Positions Held With
                                                            Registrant and Periods
               Name and Age                                 During Which Held
         --------------------------                         ------------------------------
         D. Gordon Strickland (48)                          Senior Vice President, Finance
                                                            and Chief Financial Officer,
                                                            since 1986

         J. Stephen Grassbaugh (41)                         Vice President, Controller,
                                                            since 1988

Business Experience

                 Roger W. Norian has served in an executive capacity with the Registrant for more than the past five years.

                 Norman N. Broadhurst has served in an executive capacity with the Registrant for more than the past five years.

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


                                    PART II


ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS

                 The Registrant's Annual Report to Stockholders for the year ended December 31, 1994, contains on page 12 the information required by Item 5 of Form 10-K and such information is incorporated herein by this reference.

ITEM 6.          SELECTED FINANCIAL DATA

                 The Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994, contains on pages 34 and 35 the information required by Item 6 of Form 10-K and such information is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 The Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994, contains on pages 36 through 38 the information required by Item 7 of Form 10-K and such information is incorporated herein by this reference.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994, contains on pages 12 through 33 the information required by Item 8 of Form 10-K and such information is incorporated herein by this reference.

ITEM 9.          DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 Certain of the information required by Item 10 of Form 10-K is included in a separate item captioned "Executive Officers of the Registrant" in
Part I of this Form 10-K.

                 The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 25, 1995 contains on pages 2 through 6 the remaining information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

ITEM 11.         EXECUTIVE COMPENSATION

                 The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 25, 1995 contains on pages 7 through 12 the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 25, 1995 contains on pages 2 through 3 the information required by Item 12 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 25, 1995 contains on page 16 the information required by Item 13 of Form 10-K, and such information is incorporated herein by this reference.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                 a. (i)  Financial Statements

                 The Financial Statements and related financial data contained in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994, on pages 13 through 35 thereof and the Independent Auditors' Report on page 12 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1994, are incorporated herein by reference. With the exception of information specifically incorporated by reference, however, the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 is not to be deemed filed as a part of this report.

                 Consolidated Financial Statements:

                 Consolidated Statements of Earnings (Loss) for the years ended December 31, 1994, 1993 and 1992.

                 Consolidated Balance Sheets as of December 31, 1994 and 1993.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

                 Consolidated Statements of Common Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.

                 Notes to Consolidated Financial Statements.

                 In addition to such Consolidated Financial Statements and Independent Auditors' Report, the following are included herein:

                 Independent Auditors' Report on Supporting Schedules, page 21.

                 Schedules for the three years ended December 31, 1994:

                 VIII - Valuation and Qualifying Accounts, page 22.

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

                          10.1 Amended and Restated Employment Agreement between the Registrant and Roger W. Norian dated as of December 1, 1994.

                          10.2       Employment Agreement between the
                                     Registrant and D. Gordon Strickland dated as of June 16, 1986 is incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1986.

                          10.3       Employment Agreement between the
                                     Registrant and Robert S. Reeves dated as of February 17, 1983 is incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1983.

                          10.4       Employment Agreement between the
                                     Registrant and Norman N. Broadhurst dated as of December 8, 1988 is incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1988.

                          10.5       Employment Agreement between the
                                     Registrant and J. Stephen Grassbaugh dated as of February 24, 1989 is incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1988.

                          10.6 1984 Stock Option Plan is incorporated by reference to Exhibit 4.7 to Registration Statement No. 2-92722.

                          10.7 1987 Stock Option Plan is incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1986.

                          10.8 Amended and Restated 1993 Employee Stock Option Plan.

                          10.9 1987 Stock Option Plan for Non-Employee Directors is incorporated by reference to
                                     Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1987.

                          10.10 1993 Stock Option Plan for Non-Employee Directors is incorporated by reference to
                                     Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                          10.11 Form of Stock Option Agreement used in connection with the 1984 Stock Option Plan is incorporated by reference to Exhibit
                                     4.11 to Registration Statement No.
                                     2-92722.

                          10.12 Form of Stock Option Agreement used in connection with the 1987 Stock Option Plan is incorporated by reference to Exhibit
                                     10.17 to Form 10-K for the fiscal year
                                     ended December 31, 1986.

                          10.13 Form of Stock Option Agreement used in connection with the 1993 Employee Stock Option Plan is incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1993.

                          10.14 Form of Stock Option Agreement used in connection with the 1987 Stock Option Plan for Non- Employee Directors is incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 1987.

                          10.15 Form of Stock Option Agreement used in connection with the 1993 Stock Option Plan for Non- Employee Directors is incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1993.

                          10.16 1993 Common Stock Purchase Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                          10.17 Directors' Retirement Consulting Plan is incorporated by reference to Exhibit 10.22 to Form 10- K for the fiscal year ended December 31, 1984.

                          10.18 Key Executive Bonus Plan is incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                          10.19      Pension Restoration Plan.

                          10.20 Asset Purchase Agreement dated as of November 25, 1991 by and between the Registrant and Ball Corporation is incorporated by reference to Exhibit 1 to Form 8-K dated November 24, 1991.

                          10.21 Asset Purchase Agreement, dated as of December 11, 1992, by and between Crown Cork & Seal Company, Inc. and Kerr Group, Inc. is incorporated by reference to
                                     Exhibit 1 to Form 8-K dated December 11,
                                     1992.

                          10.22 Lease dated as of March 11, 1986 between Northrop Corporation and Registrant with respect to Registrant's principal executive offices, including related amendment to the Lease dated as of September 30, 1986 is incorporated by reference to Exhibit 10.24 to Registration Statement No. 33-08212.

                          10.23 Lease dated August 1, 1988 between KCB Development, as lessor, and SCP Corporation, as lessee.

                          10.24 Lease dated October 5, 1989 between Century 21 Associates, as lessor, and Santa Fe Plastic Corporation, as lessee, is incorporated by reference to Exhibit
                                     10.3 to Form 10-Q for the fiscal quarter ended September 30, 1994.

                          10.25 Lease between the Industrial Development Board of the City of Jackson and Kerr Group, Inc., Dated as of May 14, 1993 is incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                          10.26 Amended and restated lease dated as of May 16, 1994 between Phoenician Properties, as lessor, and Kerr Group, Inc., as lessee,is incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 1994.

                          10.27 Amendment dated May 18, 1994 between Century 21 Associates and Kerr Group, Inc. related to lease dated October 5, 1989 is incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended September 30, 1994.

                          10.28 Lease agreement dated June 30, 1994 between Bowling Green-Warren County Industrial Authority IV, Inc. and Kerr Group, Inc. is incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended September 30, 1994.

                          10.29 Note Agreement dated as of September 15, 1993 between Kerr Group, Inc. and the Purchasers identified therein is incorporated by reference to Exhibit 2 to Form 8-K dated September 21, 1993.

                          10.30 Line of Credit between PNC Bank and Kerr Group, Inc. dated May 2, 1994 is incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 1994.

                          10.31 Receivables Purchase Agreement dated as of January 19, 1995 between Kerr Group, Inc., as the seller, and PNC Bank, N.A., as the purchaser.

                          10.32 Line of Credit between the Bank of Boston and Kerr Group, Inc. dated February 9, 1995.

                          10.33 Amendment dated February 24, 1995 of the Receivables Purchase Agreement dated as of January 19, 1995 between Kerr Group, Inc., as the seller, and PNC Bank, N.A., as the purchaser.

                          11.1 Statement re: Computation of Per Common Share Earnings (Loss).

                          13.1 Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994, pages 12 through 38.

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

                          None

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KERR GROUP, INC.

                                        By:           Roger W. Norian
                                           -------------------------------------
                                                  Roger W. Norian, Chairman
                                                  President and Chief Executive
                                                  Officer

Dated:        March 29, 1995
              Los Angeles, California

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Gordon C. Hurlbert                        March 29, 1995
-----------------------------------
    Gordon C. Hurlbert, Director

     Michael C. Jackson                        March 29, 1995
-----------------------------------
    Michael C. Jackson, Director

     John D. Kyle                              March 29, 1995
-----------------------------------
    John D. Kyle, Director

     James R. Mellor                           March 29, 1995
-----------------------------------
    James R. Mellor, Director

     Roger W. Norian                           March 29, 1995
-----------------------------------
    Roger W. Norian, Principal
      Executive Officer; Director

     Robert M. O'Hara                          March 29, 1995
-----------------------------------
    Robert M. O'Hara, Director

     Harvey L. Sperry                          March 29, 1995
-----------------------------------
    Harvey L. Sperry, Director

     D. Gordon Strickland                      March 29, 1995
-----------------------------------
    D. Gordon Strickland
      Principal Financial Officer

     J. Stephen Grassbaugh                     March 29, 1995
-----------------------------------
    J. Stephen Grassbaugh
      Principal Accounting Officer

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Board of Directors of Kerr Group, Inc.:


Under date of February 28, 1995, we reported on the consolidated balance sheets of Kerr Group, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of earnings (loss), common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related supplementary financial statement schedule as listed in Item 14a(i). This supplementary financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this supplementary financial statement schedule based on our audits.

In our opinion, such supplementary financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes in 1993.



                                                  KPMG Peat Marwick LLP





Los Angeles, California
February 28, 1995

                                 SCHEDULE VIII

                                KERR GROUP, INC.

                       Valuation and Qualifying Accounts

                      Three years ended December 31, 1994
                                 (in thousands)




           Column A                 Column B                 Column C                 Column D          Column E
--------------------------------   ------------     -------------------------         --------          --------
                                                             Additions
                                                    -------------------------
                                                        (1)             (2)
                                     Balance          Charged         Charged        Deductions          Balance
                                   at Beginning      (Credited)      to Other           From             at End
          Description               of Period       to Earnings       Account         Reserves(a)       of Period
--------------------------------   ------------     -----------      --------         --------         ----------
Allowance for doubtful accounts,
  year ended:

    December 31, 1992                 $360              $390            $   -            $105             $645
                                      ====              ====            =====            ====             ====


    December 31, 1993                 $645             ($ 42)           $   -            $ 25             $578
                                      ====             ======           =====            ====             ====


    December 31, 1994                 $578              $ 39            $   -            $447             $170
                                      ====              ====            =====            ====             ====





  Note: Allowance for doubtful accounts presented in the table above is related to continuing operations only. Allowance for doubtful accounts associated with the Commercial Glass Container Business and Metal Crown Business of the Registrant in 1992 has been reported as a component of net current assets related to discontinued operations in the Registrant's Consolidated Balance Sheets.





(a) These deductions represent uncollectible amounts charged against the reserve.

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                KERR GROUP, INC.

                                   FORM 10-K
                        for year ended December 31, 1994


               INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K



Exhibit No.                                      Document
-----------                                      --------
10.4                              Amended and Restated Employment Agreement
                                  between the Registrant and Roger W. Norian
                                  dated as of December 1, 1994.


10.8                              Amended and Restated 1993 Employee Stock
                                  Option Plan.

10.19                             Pension Restoration Plan.

10.23                             Lease dated August 1, 1988 between KCB
                                  Development, as lessor, and SCP Corporation, as lessee.

10.31                             Receivables Purchase Agreement dated as of
                                  January 19, 1995 between Kerr Group, Inc., as the seller, and PNC Bank, N.A., as the purchaser.

10.32 Line of Credit between the Bank of Boston and Kerr Group, Inc. dated February 9, 1995.

10.33                             Amendment dated February 24, 1995 of the
                                  Receivables Purchase Agreement dated as of January 19, 1995 between Kerr Group, Inc., as the seller, and PNC Bank, N.A., as the purchaser.

11.1                              Statement re: Computation of Per Common Share
                                  Earnings (Loss).

13.1 Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994, pages 12 through 38.

21.1                              Subsidiaries

23.1                              Consent of Independent Certified Public
                                  Accountants.