Form 10-Q
period 1995-03-31
KERR GROUP INC
filed 1995-05-12
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended  March 31, 1995

    /  /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________


                       Commission File Number  1 - 7272


                                KERR GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      Delaware                               95-0898810
      ----------------------------------------          -------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)               Identification No.)



      1840 Century Park East, Los Angeles, CA                   90067
      ----------------------------------------          -------------------
      (Address of principal executive offices)               (Zip Code)



      Registrant's telephone number, including area code  (310) 556-2200




- --------------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last year.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X    No
                                     ----      ----

The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of April 28, 1995 was 3,683,095.

                                KERR GROUP, INC.


                                     INDEX





                                                                                               Page No.
                                                                                               --------
         Part I.  Financial Information

            Item 1.  Financial Statements
               Consolidated Balance Sheets -
                  March 31, 1995 and December 31, 1994                                          3 - 4

               Condensed Consolidated Statements of Earnings (Loss) -
                  Three Months Ended March 31, 1995 and 1994                                    5

               Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1995 and 1994                                    6

               Notes to Condensed Consolidated Financial Statements                             7 - 8

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                            9 - 10


         Part II.  Other Information                                                           11

                                KERR GROUP, INC.

                          Consolidated Balance Sheets
                   As of March 31, 1995 and December 31, 1994
                      (in thousands except per share data)





                                                                   (Unaudited)              (Audited)
                                                                    March 31,              December 31,
Assets                                                                1995                      1994
- ------                                                             -----------             ------------
Current assets
    Cash and cash equivalents                                       $    171                  $  2,261
    Receivables-primarily trade accounts,
         less allowance for doubtful accounts
         of $121 at March 31, 1995 and $170
         at December 31, 1994                                         17,833                    16,312
    Inventories
         Raw materials and work in process                            12,054                    11,156
         Finished goods                                               23,532                    23,134
                                                                    --------                  --------
               Total inventories                                      35,586                    34,290

    Prepaid expenses and other current assets                          4,471                     4,526
                                                                    --------                  --------

               Total current assets                                   58,061                    57,389
                                                                    --------                  --------


Property, plant and equipment, at cost                               103,832                   102,847
Accumulated depreciation and amortization                            (56,415)                  (54,506)
                                                                    --------                  --------
    Net property, plant and equipment                                 47,417                    48,341
                                                                    --------                  --------


Deferred income taxes                                                  1,994                     2,192
Goodwill and other intangibles, net of
    amortization of $1,910 at
    March 31, 1995 and $1,812
    at December 31, 1994                                               6,816                     6,622
Other assets                                                           8,529                     9,156
                                                                    --------                  --------

                                                                    $122,817                  $123,700
                                                                    ========                  ========




See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                          Consolidated Balance Sheets
                   As of March 31, 1995 and December 31, 1994
                      (in thousands except per share data)





                                                                   (Unaudited)               (Audited)
                                                                    March 31,               December 31,
Liabilities and Stockholders' Equity                                   1995                     1994
- ------------------------------------                               -----------              ------------
Current liabilities
    Short-term debt                                                 $  9,300                  $  5,500
    Accounts payable                                                  11,164                    13,445
    Accrued expenses                                                   2,587                     3,862
                                                                    --------                  --------

               Total current liabilities                              23,051                    22,807
                                                                    --------                  --------

Accrued pension liability                                             14,705                    15,230
Other long-term liabilities                                            2,570                     2,610

Senior long-term debt                                                 50,000                    50,000

Stockholders' equity
    Preferred Stock, 487 shares authorized
         and issued, at liquidation value of
         $20 per share                                                 9,748                     9,748
    Common Stock, $ .50 par value per share,
         20,000 shares authorized, 4,226 shares
         issued at March 31, 1995 and 4,220
         shares issued at December 31, 1994                            2,113                     2,110
    Additional paid-in capital                                        27,239                    27,210
    Retained earnings                                                 11,401                    11,995
    Treasury Stock, 543 shares at cost                               (12,803)                  (12,803)
    Excess of additional pension liability
         over unrecognized prior service
         cost, net of tax benefits                                    (5,207)                   (5,207)
                                                                    ---------                 --------

                     Total stockholders' equity                       32,491                    33,053
                                                                    --------                  --------

                                                                    $122,817                  $123,700
                                                                    ========                  ========




See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                      Condensed Consolidated Statements of
                      Earnings (Loss) for the Three Months
                         Ended March 31, 1995 and 1994
                      (in thousands except per share data)



                                                                (Unaudited)
                                                             Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                           1995               1994
                                                         -------            -------
Net sales                                                $30,390            $29,380
Cost of sales                                             21,813             19,419
                                                         -------            -------

    Gross profit                                           8,577              9,961

Selling, warehouse, general and
   administrative expenses                                 7,833              8,398
Interest expense                                           1,446              1,215
Interest and other income                                    (46)              (113)
                                                         -------            -------

    Earnings (loss) before income taxes                     (656)               461

Provision (benefit) for income taxes                        (269)               198
                                                         -------            -------

    Net earnings (loss)                                     (387)               263

Preferred stock dividends                                    207                207
                                                         -------            -------

    Net earnings (loss) applicable to
      common stockholders                                $  (594)           $    56
                                                         =======            =======

Net earnings (loss) per common share,
    primary and fully diluted                            $ (0.16)           $  0.02
                                                         =======            =======




See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 1995 and 1994
                                 (in thousands)




                                                                                         (Unaudited)
                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 ---------------------------
                                                                                    1995            1994
                                                                                 ---------       -----------
Cash flows provided (used) by operations
   Net earnings (loss)                                                           $     (387)      $      263
   Add (deduct) noncash items included in
    net earnings (loss)
      Depreciation and amortization                                                   2,092            1,911
      Other, net                                                                        198              204
   Changes in other operating working capital
      Receivables                                                                    (1,521)          (4,595)
      Inventories                                                                    (1,296)          (2,994)
      Prepaid expenses                                                                  (54)             541
      Accounts payable and accrued expenses                                          (3,341)          (1,148)
                                                                                 ----------       ----------
           Cash flows used by operations                                             (4,309)          (5,818)
                                                                                 ----------       ----------

Cash flows provided (used) by investing activities
   Capital expenditures                                                              (1,097)          (1,020)
   Collection of accounts receivable, and payment of accounts payable and accrued and other expenses related to
     discontinued operations                                                           (116)            (556)
   Other, net                                                                          (193)            (225)
                                                                                 ----------       ----------
           Cash flows used by investing activities                                   (1,406)          (1,801)
                                                                                 ----------       ----------

Cash flows provided (used) by financing activities
   Net borrowings under lines of credit                                               3,800                0
   Dividends paid                                                                      (207)            (207)
   Other, net                                                                            32              178
                                                                                 ----------       ----------
           Cash flows provided (used) by financing activities                         3,625              (29)
                                                                                 ----------       ----------

Cash and cash equivalents
   Decrease during the period                                                        (2,090)          (7,648)
   Balance at beginning of the period                                                 2,261           11,329
                                                                                 ----------       ----------
      Balance at end of the period                                               $      171       $    3,681
                                                                                 ==========       ==========





See accompanying notes to condensed consolidated financial statements

                                KERR GROUP, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1)  General

    The condensed consolidated financial statements include the accounts of Kerr Group, Inc. and its wholly owned subsidiary (collectively referred to as the Company). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1995, and the results of operations for the three months ended March 31, 1995 and 1994, and changes in cash flows for the three months ended March 31, 1995 and 1994.

    The results of operations for the first three months of 1995 are not necessarily indicative of the results to be expected for the full year.


2)  Earnings Per Share

    Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Preferred Stock and the elimination of the related Preferred Stock dividends. The calculation of fully diluted net earnings (loss) per common share for the three months ended March 31, 1995 and 1994 was not dilutive.


3)  Receivables

    Receivables as of March 31, 1995, as shown on the accompanying Consolidated Balance Sheet, have been reduced by $4,478,000 of net proceeds from the sale of receivables under the Company's Accounts Receivable Facility.


4)  Debt and Accounts Receivable Facility

    Effective April 18, 1995, the Company increased its existing short-term financing from a total of $20,000,000 to a total of $25,000,000, which includes: i) an Accounts Receivable Facility maturing on January 18, 1997 under which the maximum amount that can be advanced to the Company pursuant to the sale of trade accounts receivable is $10,000,000, ii) a $10,000,000 line of credit committed through April 30, 1996 and iii) a $5,000,000 line of credit committed through June 30, 1995.

                                KERR GROUP, INC.
              Computation of Net Earnings (Loss) Per Common Share
                      (in thousands except per share data)


                                                                               (Unaudited)
                                                                           Three Months Ended
                                                                                March 31,
                                                                     -----------------------------
                                                                       1995                 1994
                                                                     ---------            --------
Primary Net Earnings (Loss) Per Common Share
    Net earnings (loss)                                              $    (387)           $     263

    Less Preferred Stock dividends                                        (207)                (207)
                                                                     ---------            ---------

    Net earnings (loss) applicable to primary earnings per
    common share                                                     $    (594)           $      56
                                                                     =========            =========


    Weighted average number of common
    shares outstanding                                                   3,678                3,667
                                                                     =========            =========

    Primary net earnings (loss) per common share                     $    (.16)           $     .02
                                                                     =========            =========

Fully Diluted Net Earnings (Loss) Per Common Share
    Net earnings (loss) applicable to primary earnings
      per common share                                               $    (594)           $      56

    Add Preferred Stock dividends                                          207                  207
                                                                     ---------            ---------
    Net earnings (loss) applicable to fully
      diluted earnings per common share                              $    (387)           $     263
                                                                     =========            =========
    Weighted average number of common
      shares outstanding                                                 3,678                3,667

    Common shares issuable from assumed
      conversion of Preferred Stock                                        709                  709

      Incremental common shares issuable upon
      assumed exercise of outstanding stock options                         17                    5
                                                                     ---------            ---------
    Adjusted weighted average number of common
      shares outstanding                                                 4,404                4,381
                                                                     =========            =========
    Fully diluted net earnings (loss) per common share:
      As computed                                                    $    (.09)           $     .06
                                                                     =========            =========
      As reported (a)                                                $    (.16)           $     .02
                                                                     =========            =========


(a) The calculation of fully diluted net earnings (loss) per common share for the three months ended March 31, 1995 and 1994 was not dilutive.

                                KERR GROUP, INC.

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations for the
                   Three Months Ended March 31, 1995 and 1994


Results of Operations

Net sales for the three months ended March 31, 1995 were $30,390,000 as compared to $29,380,000 for the three months ended March 31, 1994, an increase of $1,010,000 or 3%. The increase in net sales for the three months ended March 31, 1995 over the comparable period in 1994 was due primarily to higher unit sales in the Consumer Products Business and the pass-through of resin cost increases in the Plastic Products Business.

Cost of sales for the three months ended March 31, 1995 were $21,813,000 as compared to $19,419,000 for the three months ended March 31, 1994, an increase of $2,394,000 or 12%. The increase in cost of sales for the three months ended March 31, 1995 over the comparable period in 1994 was due primarily to higher resin costs in the Plastic Products Business and higher unit sales in the Consumer Products Business.

Gross profit as a percent of net sales for the three months ended March 31, 1995 decreased to 28% as compared to 34% for the three months ended March 31, 1994. The decrease in gross profit as a percent of net sales for the three months ended March 31, 1995 over the comparable period in 1994 was attributed to the Plastic Products Business, primarily as a result of i) the impact of the mild flu season, which resulted in lower sales of plastic closures, vials and bottles to pharmaceutical customers, ii) higher resin costs which could not be passed-through to customers, primarily in the prescription packaging product line, and iii) competition-driven price reductions for plastic jars.

Selling, warehouse, general and administrative expenses decreased $565,000 or 7% during the three months ended March 31, 1995, as compared to the same period in 1994, due primarily to lower general and administrative employment costs.

Net interest expense increased $298,000 during the three months ended March 31, 1995, as compared to the same period in 1994, primarily as a result of higher levels of short-term debt and higher interest rates on short-term debt.

Earnings before income taxes decreased $1,117,000 during the three months ended March 31, 1995 as compared to the same period in 1994 due primarily to lower earnings in the Plastic Products Business and higher interest expense.
Earnings in the Plastic Products Business in the first quarter of 1995 were adversely impacted by the mild flu season, higher resin costs and competition-driven price reductions for plastic jars.

The provision for income taxes decreased $467,000 during the three months ended March 31, 1995 as compared to the same period in 1994 due to lower pretax earnings.

Sales and earnings of the home canning supplies business are higher in the second and third quarters and lower in the first and fourth quarters because of the seasonal nature of the business.

Financial Condition

During the first quarter of 1995, the principal use of cash flow was to fund increased operating working capital requirements of $6,212,000, primarily related to the lower levels of payables in the Plastic Products Business and the seasonal increase in inventories and receivables related to the Consumer Products Business. During the first quarter of 1995, operating working capital requirements were reduced by $4,478,000 of net proceeds from related to the sale of receivables under the Company's Accounts Receivable Facility. Cash flow was also used to fund investing activities, primarily capital expenditures of $1,097,000. Cash flow was provided from financing activities consisting of an increase in short-term debt of $3,800,000. Cash flow was also provided through the reduction of the Company's cash balances of $2,090,000.

During the first quarter of 1994, the principal use of cash flow was to fund increased operating working capital requirements of $8,196,000, primarily related to the seasonal increase in receivables and inventories related to the Consumer Products Business. Cash flow was also used to fund investing activities, primarily capital expenditures of $1,020,000. Cash flow was provided through the reduction of the Company's cash balances of $7,648,000.

Since the third quarter of 1990, the Company has not declared any dividends on its Common Stock. The Company's Senior Note Agreement, Accounts Receivable Facility and lines of credit limit the payment of dividends on Common Stock. Under the most restrictive covenant of such agreements, $500,000 was available for the payment of dividends on Common Stock as of March 31, 1995.

The ratio of current assets to current liabilities at both March 31, 1995 and December 31, 1994 was 2.5. The ratio of total debt to total capitalization increased to 64.6% at March 31, 1995 from 62.7% at December 31, 1994 due primarily to higher levels of short-term debt.

At March 31, 1995, the Company had unused sources of liquidity consisting of cash and cash equivalents of $171,000, unused committed credit under bank lines of credit of $5,700,000, of which $4,563,000 could be borrowed under the terms of the Company's Senior Note Agreement, tax net operating loss carryforwards of $4,524,000 and certain tax credit carryforwards of $1,830,000.

Effective April 18, 1995, the Company increased its existing short-term financing from a total of $20,000,000 to a total of $25,000,000, which includes: i) an Accounts Receivable Facility maturing on January 18, 1997 under which the maximum amount that can be advanced to the Company pursuant to the sale of trade accounts receivable is $10,000,000, ii) a $10,000,000 line of credit committed through April 30, 1996 and iii) a $5,000,000 line of credit committed through June 30, 1995.

The Company believes that its financial resources, including internally generated funds and amounts available under its Accounts Receivable Facility and lines of credit, are adequate to meet its foreseeable needs.


On May 10, 1995, the Company contributed 250,000 shares of its Common Stock, at a price of $7.56 per share, to the Kerr Group, Inc. Retirement Income Plan. The contribution reduced Kerr's pension liability by approximately $1,900,000.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

a. The Annual Meeting of Stockholders of the Company was held on April 25, 1995 in Los Angeles, California.

b. In addition to the election of Directors, the stockholders approved the adoption of the Amended and Restated 1993 Employee Stock Option Plan. The holders of 2,491,345 shares of Common Stock voted affirmatively for this proposal, holders of 229,218 shares of Common Stock voted against this proposal and holders of 575,691 shares of Common Stock withheld.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

     10.1 Amendment dated March 24, 1995 of the Note Agreement dated as of September 15, 1993 between Kerr Group, Inc. and the Purchasers identified therein.

     10.2 Extension dated April 18, 1995 of Line of Credit between PNC Bank, N.A. and Kerr Group, Inc.

     10.3 Amendment dated April 18, 1995 of the Receivables Purchase Agreement dated as of January 19, 1995 between Kerr Group, Inc., as the seller, and PNC Bank, N.A., as the purchaser.

     10.4 Third amendment of lease dated March 11, 1986 between Northrop Corporation, predecessor in interest to State Teachers Retirement System, and Kerr Group, Inc.

b.  Reports on Form 8-K

    There were no reports filed on Form 8-K for the three months ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               KERR GROUP, INC.



May 12, 1995                                   By  /s/ D. Gordon Strickland
                                                   -----------------------------
                                                         D. Gordon Strickland
                                                 Senior Vice President, Finance,
                                                         Chief Financial Officer


May 12, 1995                                   By  /s/ J. Stephen Grassbaugh
                                                   -----------------------------
                                                        J. Stephen Grassbaugh
                                                     Vice President, Controller,
                                                        Chief Accounting Officer