Form 10-Q
period 1995-06-30
KERR GROUP INC
filed 1995-08-11
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

     /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the Quarterly Period Ended  June 30, 1995

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

     Commission File Number                  1 - 7272


                                KERR GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                      95-0898810
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

1840 Century Park East, Los Angeles, CA                            90067
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              (310)556-2200

 Former name, former address and former fiscal year, if changed since last year.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---

The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of July 31, 1995 was 3,933,095.

                                  KERR GROUP, INC.

                                       INDEX

                                                                              Page No.
                                                                              --------
         Part I.  Financial Information

             Item 1.  Financial Statements
                Consolidated Balance Sheets -
                   June 30, 1995 and December 31, 1994                          3 - 4

                Condensed Consolidated Statements of Earnings (Loss) -
                   Three Months and Six Months Ended
                     June 30, 1995 and 1994                                     5

                Condensed Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1995 and 1994                      6

                Notes to Condensed Consolidated Financial Statements            7 - 8

             Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations          9 - 10

         Part II.  Other Information                                           11

                                KERR GROUP, INC.

                          Consolidated Balance Sheets
                   As of June 30, 1995 and December 31, 1994
                      (in thousands except per share data)


                                                                (Unaudited)        (Audited)
                                                                  June 30,        December 31,
Assets                                                              1995              1994
- ------                                                          ------------      ------------
Current assets
     Cash and cash equivalents                                  $     1,263        $     2,261
     Receivables-primarily trade accounts, less allowance
         for doubtful accounts of $115 at June 30, 1995
         and $170 at December 31, 1994                               18,227             16,312
     Inventories
         Raw materials and work in process                           10,178             11,156
         Finished goods                                              23,596             23,134
                                                                -----------        -----------
                Total inventories                                    33,774             34,290

     Prepaid expenses and other current assets                        4,618              4,526
                                                                -----------        -----------

                Total current assets                                 57,882             57,389
                                                                -----------        -----------

Property, plant and equipment, at cost                              107,977            102,847
Accumulated depreciation and amortization                           (58,271)           (54,506)
                                                                -----------        -----------
     Net property, plant and equipment                               49,706             48,341
                                                                -----------        -----------

Deferred income taxes                                                 2,215              2,192
Goodwill and other intangibles, net of
     amortization of $2,032 at June 30, 1995
     and $1,812 at December 31, 1994                                  6,926              6,622
Other assets                                                          8,907              9,156
                                                                -----------        -----------

                                                                $   125,636        $   123,700
                                                                ===========        ===========






See accompanying notes to condensed consolidated financial statements.

                                 KERR GROUP, INC.

                            Consolidated Balance Sheets
                     As of June 30, 1995 and December 31, 1994
                       (in thousands except per share data)


                                                                 (Unaudited)        (Audited)
                                                                    June 30,        December 31,
Liabilities and Stockholders' Equity                                  1995             1994
- ------------------------------------                                ---------        ---------
Current liabilities
     Short-term debt                                                $   5,200        $   5,500
     Accounts payable                                                  18,631           13,445
     Accrued expenses                                                   2,855            3,862
                                                                    ---------        ---------
                Total current liabilities                              26,686           22,807
                                                                    ---------        ---------
Accrued pension liability                                              12,529           15,230
Other long-term liabilities                                             2,531            2,610

Senior long-term debt                                                  50,000           50,000

Stockholders' equity

     Preferred Stock, 487 shares authorized and issued,
         at liquidation value of $20 per share                          9,748            9,748
     Common Stock, $ .50 par value per share, 20,000 shares
         authorized, 4,226 shares issued at June 30, 1995
         and 4,220 shares issued at December 31, 1994                   2,113            2,110
     Additional paid-in capital                                        27,239           27,210
     Retained earnings                                                  6,910           11,995
     Treasury Stock at cost, 293 shares at June 30, 1995
         and 543 shares at December 31, 1994                           (6,913)         (12,803)
     Excess of additional pension liability over
         unrecognized prior service cost, net of tax benefits          (5,207)          (5,207)
                                                                    ---------        ---------
                      Total stockholders' equity                       33,890           33,053
                                                                    ---------        ---------

                                                                    $ 125,636        $ 123,700
                                                                    =========        =========





See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

              Condensed Consolidated Statements of Earnings (Loss)
        for the Three Months and Six Months Ended June 30, 1995 and 1994
                      (in thousands except per share data)


                                                           (Unaudited)                       (Unaudited)
                                                           Three Months                       Six Months
                                                          Ended June 30,                    Ended June 30,
                                                   --------------------------       ---------------------------
                                                      1995            1994             1995             1994
                                                   ---------        ---------        ---------        ---------
Net sales                                          $  41,892        $  41,004        $  72,282        $  70,384
Cost of sales                                         32,109           28,713           53,922           48,132
                                                   ---------        ---------        ---------        ---------
         Gross profit                                  9,783           12,291           18,360           22,252

Selling, warehouse, general and
     administrative expense                            8,724            8,380           16,557           16,778
Interest expense                                       1,580            1,249            3,026            2,464
Interest and other income                                (39)            (118)             (85)            (231)
                                                   ---------        ---------        ---------        ---------
         Earnings (loss) before income taxes            (482)           2,780           (1,138)           3,241

Provision (benefit) for income taxes                    (197)           1,181             (466)           1,379
                                                   ---------        ---------        ---------        ---------
         Net earnings (loss)                       $    (285)       $   1,599        $    (672)       $   1,862

Preferred stock dividends                                207              207              414              414
                                                   ---------        ---------        ---------        ---------

         Net earnings (loss) applicable to
              common stockholders                  $    (492)       $   1,392        $  (1,086)       $   1,448
                                                   =========        =========        =========        =========

Net earnings (loss) per common share:
   Primary                                         $   (0.13)       $    0.38        $   (0.29)       $    0.39
                                                   =========        =========        =========        =========
   Fully diluted                                   $   (0.13)       $    0.36        $   (0.29)       $    0.39
                                                   =========        =========        =========        =========



See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994
                                 (in thousands)


                                                                                (Unaudited)
                                                                              Six Months Ended
                                                                                  June 30,
                                                                         --------------------------
                                                                           1995             1994
                                                                         ---------        ---------
Cash flows provided (used) by operations
    Net earnings (loss)                                                  $    (672)       $   1,862
    Add (deduct) noncash items included in
     net earnings (loss)
       Depreciation and amortization                                         4,310            3,838
       Reduction in accrued long-term pension liability                       (810)            (197)
       Other, net                                                              542            1,170
    Changes in other operating working capital
       Receivables                                                          (1,915)         (11,965)
       Inventories                                                             516           (4,391)
       Prepaid expenses                                                       (201)             573
       Accounts payable and accrued expenses                                 4,394            5,596
                                                                         ---------        ---------
           Cash flows provided (used) by operations                          6,164           (3,514)
                                                                         ---------        ---------
Cash flows provided (used) by investing activities
    Capital expenditures                                                    (5,509)          (4,715)
    Collection of accounts receivable, and payment of accounts payable and accrued and other expenses related to
      discontinued operations                                                 (488)            (933)
    Other, net                                                                (483)            (540)
                                                                         ---------        ---------
           Cash flows used by investing activities                          (6,480)          (6,188)
                                                                         ---------        ---------
Cash flows provided (used) by financing activities
    Net borrowings (repayments) under lines of credit                         (300)           2,000
    Dividends paid                                                            (414)            (414)
    Other, net                                                                  32              427
                                                                         ---------        ---------
           Cash flows provided (used) by financing activities                 (682)           2,013
                                                                         ---------        ---------
Cash and cash equivalents
    Decrease during the period                                                (998)          (7,689)
    Balance at beginning of the period                                       2,261           11,329
                                                                         ---------        ---------
       Balance at end of the period                                      $   1,263        $   3,640
                                                                         =========        =========
Significant Non-Cash Transactions
    Contribution of 250,000 shares of Common Stock to pension plan       $   1,891        $       0
                                                                         =========        =========




See accompanying notes to condensed consolidated financial statements

                                KERR GROUP, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1)   General

     The condensed consolidated financial statements include the accounts of Kerr Group, Inc. and its wholly owned subsidiary (collectively referred to as the Company). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1995, and the results of operations for the three months and six months ended June 30, 1995 and 1994, and changes in cash flows for the six months ended June 30, 1995 and 1994.

     The results of operations for the first six months of 1995 are not necessarily indicative of the results to be expected for the full year.

2)   Earnings Per Share

     Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Preferred Stock and the elimination of the related Preferred Stock dividends. The calculation of fully diluted net earnings (loss) per common share for the three months ended June 30, 1995 and the six months ended June 30, 1995 and 1994 was not dilutive.

3)   Receivables

     Receivables as of June 30, 1995, as shown on the accompanying Consolidated Balance Sheet, have been reduced by $4,919,000 of net proceeds from the sale of receivables under the Company's Accounts Receivable Facility.

4)   Debt and Accounts Receivable Facility

     Effective June 30, 1995, a $5,000,000 line of credit of the Company expired, which reduced the Company's short-term financing to a total of $20,000,000. The Company's short-term financing includes: i) an Accounts Receivable Facility maturing on January 18, 1997 under which the maximum amount that can be advanced to the Company pursuant to the sale of trade accounts receivable is $10,000,000 and ii) a $10,000,000 line of credit committed through April 30, 1996.

5)   Common Stock

     During July 1995, the Company adopted a shareholders rights plan (Rights
     Plan), pursuant to which a dividend distribution of one Right was made for each outstanding share of Kerr Common Stock. Each Right entitles the holder to purchase a unit consisting of one one-thousandth of a share of a new issue of preferred stock, or, upon the occurrence of certain events, to purchase Kerr Common Stock at a 50% discount to the then current market price of the stock. The Rights Plan is intended to protect the interests of the Company's stockholders in the event the Company is confronted with coercive or unfair takeover tactics.

                                KERR GROUP, INC.

                 Computation of Earnings (Loss) Per Common Share
                      (in thousands except per share data)


                                                               (Unaudited)             (Unaudited)
                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                            -------------------     -------------------
                                                             1995        1994        1995        1994
                                                            -------     -------     -------     -------
Primary Net Earnings (Loss) Per Common Share
     Net earnings (loss)                                    $  (285)    $ 1,599     $  (672)    $ 1,862

     Less Preferred Stock dividends                            (207)       (207)       (414)       (414)
                                                            -------     -------     -------     -------
     Net earnings (loss) applicable to primary earnings
         per common share                                   $  (492)    $ 1,392     $(1,086)    $ 1,448
                                                            =======     =======     =======     =======
     Weighted average number of common
         shares outstanding                                   3,826       3,675       3,752       3,671
                                                            =======     =======     =======     =======
     Primary net earnings (loss) per common share           $ (0.13)    $  0.38     $ (0.29)    $  0.39
                                                            =======     =======     =======     =======


Fully Diluted Net Earnings (Loss) Per Common Share
     Net earnings (loss) applicable to primary earnings
         per common share                                   $  (492)    $ 1,392     $(1,086)    $ 1,448

     Add Preferred Stock dividends                              207         207         414         414
                                                            -------     -------     -------     -------
     Net earnings (loss) applicable to fully
         diluted earnings per common share                  $  (285)    $ 1,599     $  (672)    $ 1,862
                                                            =======     =======     =======     =======


     Weighted average number of common
         shares outstanding                                   3,826       3,675       3,752       3,671

     Common shares issuable upon assumed
         conversion of Preferred Stock                          709         709         709         709

     Incremental common shares issuable upon
         assumed exercise of outstanding stock options           17          14          17          14
                                                            -------     -------     -------     -------

     Adjusted weighted average number of common
         shares outstanding                                   4,552       4,398       4,478       4,394
                                                            =======     =======     =======     =======

     Fully diluted net earnings (loss) per common share:

         As computed                                        $ (0.06)    $  0.36     $ (0.15)    $  0.42
                                                            =======     =======     =======     =======
         As reported (a)                                    $ (0.13)    $  0.36     $ (0.29)    $  0.39
                                                            =======     =======     =======     =======




(a) The calculation of fully diluted net earnings (loss) per common share for the three months ended June 30, 1995 and the six months ended June 30, 1995 and 1994 was not dilutive.

                                KERR GROUP, INC.

               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations for the
            Three Months and Six Months Ended June 30, 1995 and 1994

Results of Operations

Net sales for the three months ended June 30, 1995 were $41,892,000 as compared to $41,004,000 for the three months ended June 30, 1994, an increase of $888,000 or 2%. The increase in net sales for the three months ended June 30, 1995 over the comparable period in 1994 was due primarily to higher sales in the Plastic Products Business for prescription packaging, child-resistant closures and plastic containers and the pass-through of a portion of resin cost increases.

Net sales for the six months ended June 30, 1995 were $72,282,000 as compared to $70,384,000 for the six months ended June 30, 1994, an increase of $1,898,000 or 3%. The increase in net sales for the six months ended June 30, 1995 over the comparable period in 1994 was due primarily to higher sales in the Plastic Products Business for prescription packaging and plastic containers and the pass-through of a portion of resin cost increases and higher unit sales and prices in the Consumer Products Business.

Cost of sales for the three months ended June 30, 1995 were $32,109,000 as compared to $28,713,000 for the three months ended June 30, 1994, an increase of $3,396,000 or 12%. Cost of sales for the six months ended June 30, 1995 were $53,922,000 as compared to $48,132, 000 for the six months ended June 30, 1994, an increase of $5,790,000 or 12%. The increase for both periods in 1995 over comparable periods in 1994 was due primarily to higher resin costs in the Plastic Products Business and the sale of higher cost inventory produced in 1994 in the Consumer Products Business.

Gross profit as a percent of net sales for the three months ended June 30, 1995 decreased to 23% as compared to 30% for the three months ended June 30, 1994. Gross profit as a percent of net sales for the six months ended June 30, 1995 decreased to 25% as compared to 32% for the six months ended June 30, 1994. The decrease in gross profit as a percent of net sales for both periods in 1995 over the comparable periods in 1994 was attributed to lower-margin sales mix, higher resin and other raw material costs, and competition-driven price reductions for plastic jars in the Plastic Products Business and the sale of higher cost inventory produced in 1994 in the Consumer Products Business.

Selling, warehouse, general and administrative expenses increased $344,000 or 4% during the three months ended June 30, 1995, as compared to the same period in 1994. Selling, warehouse, general and administrative expenses decreased $221,000 or 1% during the six months ended June 30, 1995, as compared to the same period in 1994.

Net interest expense increased $410,000 and $708,000 during the three month and six month periods ended June 30, 1995, as compared to the same periods in 1994, respectively, primarily as a result of higher levels of short-term financing and higher interest rates.

Earnings before income taxes decreased $3,262,000 and $4,379,000 during the three month and six month periods ended June 30, 1995 as compared to the same periods in 1994, respectively, due primarily to lower earnings in the Plastic Products and Consumer Products Businesses and higher interest expense. Earnings in the Plastic Products Business were adversely impacted by a lower-margin sales mix, higher resin and other raw material costs, and competition-driven price reductions for plastic jars. Earnings in the Consumer Products Business declined due primarily to the sale of higher cost inventory produced during 1994.

The provision for income taxes decreased $1,378,000 and $1,845,000 during the three month and six month periods ended June 30, 1995 as compared to the same periods in 1994, respectively, due to lower pretax earnings.

The Company expects full year 1995 results will be substantially lower than those of 1994.

Sales and earnings of the home canning supplies business are higher in the second and third quarters and lower in the first and fourth quarters because of the seasonal nature of the business.

Financial Condition

During the first six months of 1995, cash flow of $6,164,000 was provided by operations, which includes cash flow of $4,919,000 related to net proceeds from the sale of receivables under the Company's Accounts Receivable Facility. The principal use of cash flow was to fund investing activities, primarily capital expenditures of $5,509,000.

During the first six months of 1994, the principal uses of cash flow were to fund investing activities, primarily capital expenditures of $4,715,000, and to fund operations, which included increased working capital requirements of $10,187,000, primarily as a result of the seasonal increase in receivables and inventories related to the Consumer Products Business. Cash flow was provided through the reduction of the Company's cash balances of $7,689,000 and net borrowings under lines of credit of $2,000,000.

On May 10, 1995, the Company contributed 250,000 shares of its Common Stock, at a price of $7.56 per share, to the Kerr Group, Inc. Retirement Income Plan. The contribution reduced Kerr's pension liability by $1,891,000.

Since the third quarter of 1990, the Company has not declared any dividends on its Common Stock. The Company's Senior Note Agreement, Accounts Receivable Facility and line of credit limit the payment of dividends on Common Stock. Under the most restrictive covenant of such agreements, $500,000 was available for the payment of dividends on Common Stock as of June 30, 1995.

The ratio of current assets to current liabilities decreased to 2.2 at June 30, 1995 from 2.5 at December 31, 1994. The ratio of total debt to total capitalization decreased to 62% at June 30, 1995 from 63% at December 31, 1994.

As of June 30, 1995, the Company had short-term financing of $20,000,000 which includes: i) an Accounts Receivable Facility maturing on January 18, 1997 under which the maximum amount that can be advanced to the Company pursuant to the sale of trade accounts receivable is $10,000,000 and ii) a $10,000,000 line of credit committed through April 30, 1996.

At June 30, 1995, the Company had unused sources of liquidity consisting of cash and cash equivalents of $1,263,000, unused committed credit under a bank line of credit of $4,800,000, of which $4,562,000 could be borrowed under the terms of the Company's Senior Note Agreement, additional available net advances under the Company's Accounts Receivable Facility of $5,081,000, tax net operating loss carryforwards of $4,399,000 and certain tax credit carryforwards of $1,830,000.

The Company believes that its financial resources, including internally generated funds and amounts available under its Accounts Receivable Facility and line of credit, are adequate to meet its foreseeable needs.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     An agency of the Canadian government has made a preliminary determination of dumping of home canning supplies in Canada by U.S. exporters, which includes Kerr. An inquiry is in process to determine whether Canadian producers of home canning supplies were materially injured by the dumping. If the Canadian producers cannot prove material injury, the proceedings will be terminated. The Company believes that it has meritorious defenses in the proceedings.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     None

b.   Reports on Form 8-K

     There were no reports filed on Form 8-K for the three months ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KERR GROUP, INC.

August 10, 1995                              By  /s/ D. Gordon Strickland
                                                 -------------------------------
                                                 D. Gordon Strickland
                                                 Senior Vice President, Finance,
                                                 Chief Financial Officer

August 10, 1995                               By  /s/ J. Stephen Grassbaugh
                                                  ------------------------------
                                                  J. Stephen Grassbaugh
                                                  Vice President, Controller,
                                                  Chief Accounting Officer