Form 10-Q
period 1995-09-30
KERR GROUP INC
filed 1995-11-14
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended  September 30, 1995

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ------------- to -------------

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



-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last year.


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
The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of October 31, 1995 was 3,933,095.

                                KERR GROUP, INC.

                                      INDEX

                                                                     Page No.

Part I.  Financial Information

   Item 1.  Financial Statements
      Consolidated Balance Sheets -
         September 30, 1995 and December 31, 1994                       3 - 4

      Condensed Consolidated Statements of Earnings (Loss) -
         Three Months and Nine Months Ended
           September 30, 1995 and 1994                                  5

      Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1995 and 1994                  6

      Notes to Condensed Consolidated Financial Statements              7 - 9

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             10 - 12

Part II.  Other Information                                             13

                                KERR GROUP, INC.

                           Consolidated Balance Sheets
                 As of September 30, 1995 and December 31, 1994
                      (in thousands except per share data)

                                                               (Unaudited)   (Audited)
                                                              September 30, December 31,
Assets                                                            1995         1994
------                                                            ----         ----
Current assets
    Cash and cash equivalents                                  $     271    $   2,261
    Receivables-primarily trade accounts, less allowance
         for doubtful accounts of $125 at September 30, 1995
         and $170 at December 31, 1994                            14,259       16,312
    Inventories
         Raw materials and work in process                        10,568       11,156
         Finished goods                                           20,145       23,134
                                                               ---------    ---------
               Total inventories                                  30,713       34,290

    Prepaid expenses and other current assets                      4,033        4,526
                                                               ---------    ---------
               Total current assets                               49,276       57,389
                                                               ---------    ---------
Property, plant and equipment, at cost                           111,114      102,847
Accumulated depreciation and amortization                        (60,387)     (54,506)
                                                               ---------    ---------
    Net property, plant and equipment                             50,727       48,341
                                                               ---------    ---------
Deferred income taxes                                              2,966        2,192
Goodwill and other intangibles, net of
    amortization of $2,137 at September 30, 1995
    and $1,812 at December 31, 1994                                6,970        6,622
Other assets                                                       8,933        9,156
                                                               ---------    ---------
                                                               $ 118,872    $ 123,700
                                                               =========    =========

See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                           Consolidated Balance Sheets
                 As of September 30, 1995 and December 31, 1994
                      (in thousands except per share data)

                                                                 (Unaudited)   (Audited)
                                                                September 30, December 31,
Liabilities and Stockholders' Equity                                1995        1994
------------------------------------                             ---------    ---------
Current liabilities
    Short-term debt                                              $   5,400    $   5,500
    Accounts payable                                                10,661       13,445
    Accrued expenses                                                 5,113        3,862
                                                                 ---------    ---------
               Total current liabilities                            21,174       22,807
                                                                 ---------    ---------
Accrued pension liability                                           12,364       15,230
Other long-term liabilities                                          2,750        2,610

Senior long-term debt                                               50,000       50,000

Stockholders' equity
    Preferred Stock, 487 shares authorized and issued,
         at liquidation value of $20 per share                       9,748        9,748
    Common Stock, $ .50 par value per share, 20,000 shares
         authorized, 4,226 shares issued at September 30, 1995
         and 4,220 shares issued at December 31, 1994                2,113        2,110
    Additional paid-in capital                                      27,239       27,210
    Retained earnings                                                5,604       11,995
    Treasury Stock at cost, 293 shares at September 30, 1995
         and 543 shares at December 31, 1994                        (6,913)     (12,803)
    Excess of additional pension liability over
         unrecognized prior service cost, net of tax benefits       (5,207)      (5,207)
                                                                 ---------    ---------
                     Total stockholders' equity                     32,584       33,053
                                                                 ---------    ---------
                                                                 $ 118,872    $ 123,700
                                                                 =========    =========

See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

              Condensed Consolidated Statements of Earnings (Loss) for the Three Months and Nine Months Ended September 30, 1995 and 1994
                      (in thousands except per share data)

                                                    (Unaudited)                (Unaudited)
                                                    Three Months               Nine Months
                                                  Ended September 30,      Ended September 30,
                                                  -------------------      -------------------
                                                  1995         1994         1995         1994
                                                  ----         ----         ----         ----
Net sales                                      $  39,021    $  40,624    $ 111,303    $ 111,008
Cost of sales                                     30,941       28,617       84,863       76,749
                                               ---------    ---------    ---------    ---------
         Gross profit                              8,080       12,007       26,440       34,259

Selling, warehouse, general and
    administrative expense                         8,549        8,559       25,106       25,337
Interest expense                                   1,434        1,263        4,460        3,727
Interest and other income                            (53)         (66)        (138)        (297)
                                               ---------    ---------    ---------    ---------
         Earnings (loss) before income taxes      (1,850)       2,251       (2,988)       5,492

Provision (benefit) for income taxes                (751)         941       (1,217)       2,320
                                               ---------    ---------    ---------    ---------
         Net earnings (loss)                   $  (1,099)   $   1,310    $  (1,771)   $   3,172

Preferred stock dividends                            207          207          621          621
                                               ---------    ---------    ---------    ---------
         Net earnings (loss) applicable to
             common stockholders               $  (1,306)   $   1,103    $  (2,392)   $   2,551
                                               =========    =========    =========    =========
Net earnings (loss) per common share,
  primary and fully diluted                    $   (0.33)   $    0.30    $   (0.63)   $    0.69
                                               =========    =========    =========    =========



See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 1995 and 1994
                                 (in thousands)

                                                                            (Unaudited)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                    --------------------
                                                                       1995       1994
                                                                       ----       ----
Cash flows provided (used) by operations
----------------------------------------
   Net earnings (loss)                                              $ (1,771)   $  3,172
   Add (deduct) noncash items included in
    net earnings (loss)
      Depreciation and amortization                                    6,571       5,773
      Reduction in accrued long-term pension liability                  (975)     (1,576)
      Change in deferred income taxes                                   (672)      1,794
      Other, net                                                         511         225
   Changes in other operating working capital
      Receivables                                                      2,053      (8,085)
      Inventories                                                      3,577      (1,106)
      Prepaid expenses                                                   384         594
      Accounts payable and accrued expenses                           (1,318)      2,518
                                                                    --------    --------
           Cash flows provided by operations                           8,360       3,309
                                                                    --------    --------
Cash flows provided (used) by investing activities
--------------------------------------------------
   Capital expenditures                                               (8,755)     (8,178)
   Collection of accounts receivable, and payment of accounts payable and accrued and other expenses related to
     discontinued operations                                            (229)     (1,802)
   Payments associated with relocation of home canning
     cap and lid operation                                              (205)     (2,440)
   Other, net                                                           (472)       (276)
                                                                    --------    --------
           Cash flows used by investing activities                    (9,661)    (12,696)
                                                                    --------    --------
Cash flows provided (used) by financing activities
--------------------------------------------------
   Net borrowings (repayments) under lines of credit                    (100)      1,000
   Dividends paid                                                       (621)       (621)
   Other, net                                                             32         605
                                                                    --------    --------
           Cash flows provided (used) by financing activities           (689)        984
                                                                    --------    --------
Cash and cash equivalents
-------------------------
   Decrease during the period                                         (1,990)     (8,403)
   Balance at beginning of the period                                  2,261      11,329
                                                                    --------    --------
      Balance at end of the period                                  $    271    $  2,926
                                                                    ========    ========

Significant Non-Cash Transactions
---------------------------------
   Contribution of 250,000 shares of Common Stock to pension plan   $  1,891    $      0
                                                                    ========    ========

See accompanying notes to condensed consolidated financial statements

                                KERR GROUP, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1)  General

    The condensed consolidated financial statements include the accounts of Kerr Group, Inc. and its wholly owned subsidiary (collectively referred to as the Company). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of operations for the three months and nine months ended September 30, 1995 and 1994, and changes in cash flows for the nine months ended September 30, 1995 and 1994.

    The results of operations for the first nine months of 1995 are not necessarily indicative of the results to be expected for the full year.

2)  Earnings Per Share

    Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Preferred Stock and the elimination of the related Preferred Stock dividends. The calculation of fully diluted net earnings (loss) per common share for the three months and nine months ended September 30, 1995 and 1994 was not dilutive.

3)  Receivables

    Receivables as of September 30, 1995, as shown on the accompanying Consolidated Balance Sheet, have been reduced by $6,449,000 of net proceeds from the sale of receivables under the Company's Accounts Receivable Facility.

4)  Financing and Liquidity

    As of September 30, 1995, the Company had short-term financing of $20,000,000 which included (i) an Accounts Receivable Facility maturing on January 18, 1997 under which the maximum amount that can be advanced to the Company pursuant to the sale of trade accounts receivable is $10,000,000 (the "Receivables Facility") and (ii) an unsecured $10,000,000 line of credit committed through April 30, 1996 (the "Line of Credit").

    On October 10, 1995, the Company retained Lehman Brothers to review strategic alternatives to maximize shareholder value, including the sale of certain assets or all of the Company. The Board of Directors determined to retain Lehman Brothers because of consolidations occurring in the packaging industry. Lehman Brothers is currently in the process of disseminating information about the Company to prospective purchasers who have requested the information. No assurance can be given that any transaction will be proposed or, if proposed, that the terms of any such transaction will be acceptable to the Company or to its stockholders.

    On October 24, 1995, the lender under the Line of Credit reduced the Line of Credit from $10,000,000 to $6,500,000, which was then the approximate outstanding amount under the Line of Credit. The Company's total short-term financing was thus reduced from $20,000,000 to approximately $16,500,000. The Line of Credit was reduced by the lender due to a decline in the Company's financial performance. The Company is currently in discussions with prospective lenders, including present lenders to the Company, to restore the Company's total short-term financing to $20,000,000. The lender under the Receivables Facility has agreed in principle to provide an additional $3,500,000 of short-term financing under such facility. Advances under such amended receivables facility would be subject to certain limitations.

    The Company expects that it will be in violation of certain financial covenants under its Senior Note Agreement by December 31, 1995. The Company is currently in discussions with its lenders (collectively, the "Lenders") under its Senior Note Agreement, Line of Credit and Receivables Facility (collectively, the "Loan Facilities") concerning waivers to avoid a prospective default in regard to these financial covenants. Although the Company has received the approval of the Lenders to amend the Loan Facilities to eliminate a prospective default with regard to financial covenants on two other occasions, there can be no assurance that the Lenders will agree to amend the Loan Facilities or to grant waivers to avoid a prospective default with regard to these financial covenants at this time.

    If the Loan Facilities are in default, the Lenders would be entitled to exercise certain remedies, including the acceleration of the borrowings under the Loan Facilities.

    Borrowings under the Line of Credit and the Senior Note Agreement are unsecured.

    Based on the Company's past experience in obtaining waivers or amendments of the Loan Facilities and because the Company has retained Lehman Brothers as noted above, the Company believes that even if the Lenders do not agree to amend the Loan Facilities to eliminate the prospective default, or to waive any defaults thereunder, the Lenders will not accelerate the Loan Facilities or otherwise exercise remedies thereunder.

    Since the Line of Credit expires on April 30, 1996, the Company will need to extend the maturity of the Line of Credit or refinance it on or before such date. Whether such financing can be obtained will depend upon the financial condition of the Company at that time. However, there is no assurance that the Lender under the Line of Credit will agree to an extension of the maturity date or that other sources of financing will be available on terms acceptable to the Company.

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

                                KERR GROUP, INC.

                 Computation of Earnings (Loss) Per Common Share
                      (in thousands except per share data)

                                                                            (Unaudited)              (Unaudited)
                                                                         Three Months Ended       Nine Months Ended
                                                                             September 30,           September 30,
                                                                         ------------------    ----------------------
                                                                           1995       1994         1995         1994
                                                                           ----       ----         ----         ----
Primary Net Earnings (Loss) Per Common Share
--------------------------------------------
    Net earnings (loss)                                                  $(1,099)   $ 1,310    $    (1,771)   $ 3,172

    Less Preferred Stock dividends                                          (207)      (207)          (621)      (621)
                                                                         -------    -------    ----------     -------
    Net earnings (loss) applicable to primary earnings
         per common share                                                $(1,306)   $ 1,103    $   (2,392)    $ 2,551
                                                                         =======    =======    ==========     =======
    Weighted average number of common
         shares outstanding                                                3,933      3,677         3,812       3,673
                                                                         =======    =======    ==========     =======
    Primary net earnings (loss) per common share                         $ (0.33)   $  0.30    $    (0.63)    $  0.69
                                                                         =======    =======    ==========     =======

Fully Diluted Net Earnings (Loss) Per Common Share
--------------------------------------------------
 Net earnings (loss) applicable to primary earnings
         per common share                                                $(1,306)   $ 1,103    $   (2,392)    $ 2,551

    Add Preferred Stock dividends                                            207        207           621         621
                                                                         -------    -------    ----------     -------
    Net earnings (loss) applicable to fully
         diluted earnings per common share                               $(1,099)   $ 1,310    $   (1,771)    $ 3,172
                                                                         =======    =======    ==========     =======
    Weighted average number of common
         shares outstanding                                                3,933      3,677         3,812       3,673

    Common shares issuable upon assumed
         conversion of Preferred Stock                                       709        709           709         709

    Incremental common shares issuable upon
         assumed exercise of outstanding stock options                        17         22            20          22
                                                                         -------    -------    ----------     -------
    Adjusted weighted average number of common
         shares outstanding                                                4,659      4,408         4,541       4,404
                                                                         =======    =======    ==========     =======
    Fully diluted net earnings (loss) per common share:

         As computed                                                     $ (0.24)   $  0.30    $    (0.39)    $  0.72
                                                                         =======    =======    ==========     =======
         As reported(a)                                                  $ (0.33)   $  0.30    $    (0.63)    $  0.69
                                                                         =======    =======    ==========     =======



(a) The calculation of fully diluted net earnings (loss) per common share for the three months and nine months ended September 30, 1995 and 1994 was not dilutive.

                                KERR GROUP, INC.

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations for the
         Three Months and Nine Months Ended September 30, 1995 and 1994

Results of Operations

Net sales for the three months ended September 30, 1995 were $39,021,000 as compared to $40,624,000 for the three months ended September 30, 1994, a decrease of $1,603,000 or 4%. The decrease in net sales for the three months ended September 30, 1995 over the comparable period in 1994 was due to lower sales of home canning supplies because of adverse growing conditions.

Net sales for the nine months ended September 30, 1995 were $111,303,000 as compared to $111,008,000 for the nine months ended September 30, 1994, an increase of $295,000 or less than 1%. The increase in net sales for the nine months ended September 30, 1995 over the comparable period in 1994 was due to higher sales in the Plastic Products Business.

Cost of sales for the three months ended September 30, 1995 were $30,941,000 as compared to $28,617,000 for the three months ended September 30, 1994, an increase of $2,324,000 or 8%. The increase in the 1995 period over the comparable period in 1994 was due primarily to higher resin and other raw material costs in the Plastic Products Business.

Cost of sales for the nine months ended September 30, 1995 were $84,863,000 as compared to $76,479,000 for the nine months ended September 30, 1994, an increase of $8,114,000 or 11%. The increase in the 1995 period over the comparable period in 1994 was due primarily to higher resin and other raw material costs in the Plastic Products Business, and higher raw material costs and the sale of higher cost inventory produced during 1994 in the Consumer Products Business.

Gross profit as a percent of net sales for the three months ended September 30, 1995 decreased to 21% as compared to 30% for the three months ended September 30, 1994. Gross profit as a percent of net sales for the nine months ended September 30, 1995 decreased to 24% as compared to 31% for the nine months ended September 30, 1994. The decrease in gross profit as a percent of net sales for both periods in 1995 over the comparable periods in 1994 was attributable primarily to cost-price pressures, including substantially higher resin costs, in the Plastic Products Business and the sale of higher cost inventory produced in 1994 in the Consumer Products Business.

Selling, warehouse, general and administrative expenses decreased $10,000 or less than 1% during the three months ended September 30, 1995, as compared to the same period in 1994. Selling, warehouse, general and administrative expenses decreased $231,000 or 1% during the nine months ended September 30, 1995, as compared to the same period in 1994.

Net interest expense increased $184,000 and $892,000 during the three month and nine month periods ended September 30, 1995, as compared to the same periods in 1994, respectively, primarily as a result of higher levels of short-term financing and higher interest rates.

Earnings before income taxes decreased $4,101,000 and $8,480,000 during the three month and nine month periods ended September 30, 1995 as compared to the same periods in 1994, respectively, due primarily to lower earnings in the Plastic Products and Consumer Products Businesses and higher interest expense. Earnings in the Plastic Products Business were adversely impacted by continued cost-price pressures, including substantially higher resin costs. Earnings in the Consumer Products Business declined due primarily to lower sales volume and the sale of higher cost inventory produced during 1994.

The provision for income taxes decreased $1,692,000 and $3,537,000 during the three month and nine month periods ended September 30, 1995 as compared to the same periods in 1994, respectively, due to lower pretax earnings.

Sales and earnings of the home canning supplies business are higher in the second and third quarters and lower in the first and fourth quarters because of the seasonal nature of the business.

Financial Condition

During the first nine months of 1995, cash flow of $8,360,000 was provided by operations, which includes cash flow of $6,449,000 related to net proceeds from the sale of receivables under the Company's Accounts Receivable Facility. The principal use of cash flow was to fund investing activities, primarily capital expenditures of $8,755,000.

During the first nine months of 1994 cash flow of $3,309,000 was provided by operations. The principal use of cash flow was to fund investing activities, primarily capital expenditures of $8,178,000. Cash flow was also provided through the reduction of the Company's cash balances of $8,403,000 and net borrowings under lines of credit of $1,000,000.

On May 10, 1995, the Company contributed 250,000 shares of its Common Stock, at a price of $7.56 per share, to the Kerr Group, Inc. Retirement Income Plan. The contribution reduced Kerr's pension liability by $1,891,000.

Since the third quarter of 1990, the Company has not declared any dividends on its Common Stock. The Company's Senior Note Agreement, Accounts Receivable Facility and line of credit limit the payment of dividends on Common Stock. Under the most restrictive covenant of such agreements, the payment of dividends on Common Stock is not permitted as of September 30, 1995.

The ratio of current assets to current liabilities decreased to 2.3 at September 30, 1995 from 2.5 at December 31, 1994. The ratio of total debt to total capitalization was 63% at September 30, 1995 and December 31, 1994.

As of September 30, 1995, the Company had short-term financing of $20,000,000 which included (i) an Accounts Receivable Facility maturing on January 18, 1997 under which the maximum amount that can be advanced to the Company pursuant to the sale of trade accounts receivable is $10,000,000 (the "Receivables Facility") and (ii) an unsecured $10,000,000 line of credit committed through April 30, 1996 (the "Line of Credit"). At September 30,1995, the Company had unused sources of liquidity consisting of cash and cash equivalents of $271,000, unused committed credit under the Line of Credit of $4,600,000, of which $3,122,000 could be borrowed under the terms of the Company's Senior Note Agreement, and additional advances under the Receivables Facility of $3,551,000 of which $2,240,000 was available. In addition, the Company has tax net operating loss carryforwards of $4,686,000, and certain tax credit carryforwards of $1,137,000.

On October 10, 1995, the Company retained Lehman Brothers to review strategic alternatives to maximize shareholder value, including the sale of certain assets or all of the Company. The Board of Directors determined to retain Lehman Brothers because of consolidations occurring in the packaging industry. Lehman Brothers is currently in the process of disseminating information about the Company to prospective purchasers who have requested the information. No assurance can be given that any transaction will be proposed or, if proposed, that the terms of any such transaction will be acceptable to the Company or to its stockholders.

On October 24, 1995, the lender under the Line of Credit reduced the Line of Credit from $10,000,000 to $6,500,000, which was then the approximate outstanding amount under the Line of Credit. The Company's total short-term financing was thus reduced from $20,000,000 to approximately $16,500,000. The Line of Credit was reduced by the lender due to a decline in the Company's financial performance. The Company is currently in discussions with prospective lenders, including present lenders to the Company, to restore the Company's total short-term financing to $20,000,000. The lender under the Receivables Facility has agreed in principle to provide an additional $3,500,000 of short-term financing under such facility. Advances under such amended receivables facility would be subject to certain limitations.

The Company expects that it will be in violation of certain financial covenants under its Senior Note Agreement by December 31, 1995. The Company is currently in discussions with its lenders (collectively, the "Lenders") under its Senior Note Agreement, Line of Credit and Receivables Facility (collectively, the "Loan Facilities") concerning waivers to avoid a prospective default in regard to these financial covenants. Although the Company has received the approval of the Lenders to amend the Loan Facilities to eliminate a prospective default with regard to financial covenants on two other occasions, there can be no assurance that the Lenders will agree to amend the Loan Facilities or to grant waivers to avoid a prospective default with regard to these financial covenants at this time.

If the Loan Facilities are in default, the Lenders would be entitled to exercise certain remedies, including the acceleration of the borrowings under the Loan Facilities.

Borrowings under the Line of Credit and the Senior Note Agreement are unsecured.

Based on the Company's past experience in obtaining waivers or amendments of the Loan Facilities and because the Company has retained Lehman Brothers as noted above, the Company believes that even if the Lenders do not agree to amend the Loan Facilities to eliminate the prospective default, or to waive any defaults thereunder, the Lenders will not accelerate the Loan Facilities or otherwise exercise remedies thereunder.

Since the Line of Credit expires on April 30, 1996, the Company will need to extend the maturity of the Line of Credit or refinance it on or before such date. Whether such financing can be obtained will depend upon the financial condition of the Company at that time. However, there is no assurance that the Lender under the Line of Credit will agree to an extension of the maturity date or that other sources of financing will be available on terms acceptable to the Company.

Assuming the maturity date of the Line of Credit is extended or the Line of Credit is refinanced, the Company believes that its financial resources, including internally generated funds and amounts available under its Receivables Facility, are adequate to meet its needs for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    In October 1995, Canadian regulatory authorities determined that Kerr had been dumping home canning products in Canada, and that such dumping had caused injury to Canadian producers. As a result of this determination, Kerr expects that it will be required to increase its prices for home canning products in Canada in 1996. The determination by the Canadian regulatory authorities will have no impact on previous sales by Kerr into Canada.

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

    10.5 Amendment dated September 25, 1995 of the Note Agreement dated as of September 15, 1993 between Kerr Group, Inc. and the Purchasers identified therein.

    10.6 Consent to amendment dated September 25, 1995 pursuant to the Receivables Purchase Agreement dated as of January 19, 1995 between Kerr Group, Inc., as the seller, and PNC Bank, N.A., as the purchaser.

    10.7 Consent to amendment dated September 29, 1995 pursuant to Line of Credit between Bank of Boston and Kerr Group, Inc.

b.  Reports on Form 8-K

    On July 24, 1995, the Company filed a Form 8-K Current Report with respect to the Company's shareholder rights plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KERR GROUP, INC.


November 13, 1995                  By /s/ D.Gordon Strickland
                                      -----------------------------------
                                      D. Gordon Strickland
                                      Senior Vice President, Finance,
                                        Chief Financial Officer


November 13, 1995                  By /s/ J. Stephen Grassbaugh
                                      -----------------------------------
                                      J. Stephen Grassbaugh
                                      Vice President, Controller,
                                        Chief Accounting Officer