Form 10-K
period 1995-12-31
KERR GROUP INC
filed 1996-04-01
CIK 55454

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K



                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the fiscal year ended December 31, 1995
                          Commission file number 1-7272



                                KERR GROUP, INC.
                                ----------------
             (Exact name of Registrant as specified in its charter)


                       Delaware                        95-0898810
                       --------                        ----------
         (State or other jurisdiction of         (I.R.S. Employer Identi-
         incorporation or organization)             fication Number)

1840 Century Park East, Los Angeles, California                        90067
- -----------------------------------------------                        -----
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number,
         including area code:                    (310) 556-2200
                                                 --------------


Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange
Title of each class                              on which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 1996, was $25,927,179.

The number of shares of the Registrant's Common Stock, $.50 par value, outstanding as of March 15, 1996, was 3,933,095.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                                               Part(s) Into
         Document                                             Which Incorporated
         --------                                             ------------------
(1)      Proxy Statement to be used in                        Part III
         connection with the Annual
         Meeting of Stockholders to be
         held on April 30, 1996.  With the
         exception of the pages of the
         Proxy Statement specifically
         incorporated by reference herein,
         the Proxy Statement is not deemed
         to be filed as a part of this
         Form 10-K.




                                      (ii)

                                KERR GROUP, INC.

                             Form 10-K Annual Report

                   For The Fiscal Year Ended December 31, 1995


                                     PART I


ITEM 1.  BUSINESS

                  1.       General

                  Kerr Group, Inc. (the "Registrant"), a Delaware corporation which was founded in 1903, operates the Plastic Products Business and, until March 15, 1996, also operated the Consumer Products Business.

                  Operations in the Plastic Products Business include the manufacture and sale of a variety of plastic products, including child-resistant closures, tamper-evident closures, prescription packaging products, jars, other closures and containers and the sale of glass prescription products (the "Plastic Products Business"). Operations in the Consumer Products Business included the manufacture and sale of caps and lids and the sale of glass jars and a line of pickling spice and pectin products for home canning which together with the sale of other related products, including iced tea tumblers and beverage mugs, constituted the "Consumer Products Business".

                  On March 15, 1996, the Registrant sold to Alltrista Corporation (the "Buyer") for approximately $14,500,000 the manufacturing assets, supplies, work in process inventory and certain trademarks and a perpetual and exclusive license to use the name "Kerr" in the sale of home canning supplies. The Registrant also assigned to Buyer the lease on the Jackson, Tennessee plant where the Registrant manufactured metal caps and lids for the Consumer Products Business. The Registrant also appointed the Buyer as sales agent to sell the inventory of home canning supplies produced by the Registrant before March 15, 1996. The Registrant expects to receive approximately $16,500,000, primarily during the remainder of 1996, from the sale to its customers of Consumer Products Business inventory and the collection of accounts receivable of the Consumer Products Business. The Registrant used a portion of the proceeds to reduce debt, including $3,500,000 of debt which was secured by liens on certain equipment, and will use the balance for working capital and for further reduction of debt.

                  On March 15, 1996, the Registrant, in addition to reducing its indebtedness for borrowed money by $7,500,000, obtained the consent of the lenders of such indebtedness and the lender under an Accounts Receivable Agreement to extend, until May 15, 1996, waivers with respect to defaults under certain financial covenants in loan agreements with the Registrant and to extend the maturity of a $6,040,000 note, due April 15, 1996, until May 15, 1996. The Registrant is currently in discussions with the lenders regarding such defaults and the maturity of such note. After the payment of the $3,500,000 of secured debt, the indebtedness of the Company was unsecured.

                  On March 15, 1996, the Registrant also announced a restructuring which will consolidate certain manufacturing facilities and which will move the Registrant's principal executive office from Los Angeles, California to Lancaster, Pennsylvania where the Plastic Products Business is headquartered. The Registrant expects to realize annualized cost savings from the restructuring of approximately $6,500,000, which will be substantially realized in 1997.

                  In connection with the restructuring, the Registrant said that Roger W. Norian, who had been President and Chief Executive Officer of the Registrant since 1980, had elected not to move to Lancaster and that, at the recommendation of Mr. Norian, he had been replaced as President and Chief Executive Officer by D. Gordon Strickland, who had been Senior Vice President, Chief Financial Officer, and General Manager, Consumer Products Business. Mr. Strickland was also elected as a Director. Mr. Norian has remained as a Director but has resigned as Chairman.

                  In connection with the sale of assets of the Consumer Products Business and the restructuring, the Registrant will report in the first quarter of 1996 a one-time pretax gain of approximately $2,900,000 on the sale of certain assets of the Consumer Products Business and a one-time loss on the restructuring of $7,700,000. In addition to the one-time charge on the restructuring, the Registrant will incur additional non-recurring pretax charges of $2,400,000 during 1996 and early 1997 for restructuring related costs that accounting rules require to be expensed as incurred.

                  a.       Principal Products and Markets; Sales and Customers

                  The Plastic Products Business accounted for approximately 79% of the Registrant's total net sales in 1995. The Consumer Products Business accounted for approximately 21% of the Registrant's total net sales in 1995. Plastic closures are sold to customers in the pharmaceutical, food, distilled spirits, toiletries and cosmetics and household chemical industries. Plastic and glass prescription products are sold to drug wholesalers, drug chains and independent pharmacists. Plastic bottles and jars are sold to customers in the pharmaceutical and toiletries and cosmetics industries. Plastic products are sold nationally, principally by the Registrant's sales force.

                  No customer accounted for more than 10% of the Registrant's net sales in 1995, 1994 or 1993.

                  b.       Competition

                  Competition in the markets in which the Plastic Products Business operates is highly fragmented and the Registrant has a number of large competitors with respect to its Plastic Products Business that compete for sales on the basis of price, service and quality of product. The Registrant believes that it is one of the three largest manufacturers of child-resistant plastic closures. The Registrant has one major competitor in the prescription products business, who has substantially larger market share than the Registrant. The Registrant also believes it is the largest domestic manufacturer of plastic closures incorporating a tamper-evident feature for the liquor market and that it is one of the leading suppliers of single and double walled jars to the personal care and cosmetic markets.

                  c.       Backlog

                  The Registrant does not believe that recorded sales backlog is a significant factor in its business.

                  d.       Raw Materials and Supplies; Fuel and Energy Matters

                  The primary raw materials used by the Registrant's Plastic Products Business are resins. The Registrant has historically been able to obtain adequate supplies of these items from a number of sources. However, since resins are derived from petroleum or fossil fuel, shortages of petroleum or fossil fuel could affect the supply of resins. From time to time, the Registrant has experienced substantial increases in the cost of resin. To the extent that the Registrant is unable to pass on resin cost increases, the cost increases could have a significant impact on the results of operations of the Registrant. The Plastic Products Business, consistent with industry practice, is generally able to pass through resin cost increases for all product lines except the prescription packaging product line. However, in times of rapidly increasing resin prices, such as experienced in late 1994 and during the first half of 1995, the Registrant's ability to pass through the full impact of resin price increases on a timely basis is limited.

                  e.       Product Development, Engineering, Patents and
                           Licensing

                  The Registrant carries on a product development and engineering program with respect to its Plastic Products Business. Expenditures for such programs during the years ended December 31, 1995, 1994 and 1993 were approximately $3,300,000, $3,600,000 and $2,000,000, respectively.

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

                  The Registrant is subject to laws and regulations governing the protection of the environment, including, among others, laws and regulations governing disposal of waste, discharges into water and emissions into the atmosphere. The Registrant's expenditures for environmental control equipment in each of the last three years have not been material and the standards required by such regulations have not significantly affected the Registrant's operations.

                  Registrant is a party or a potentially responsible party in several administrative proceedings and lawsuits involving liability for cleanup of certain offsite disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and similar state laws. See "Legal Proceedings".

                  g.       Employees

                  As of December 31, 1995, the Registrant had approximately 1,000 employees, of which approximately 286 were office, supervisory and sales personnel.

                  h.       Seasonality

                  Since the sale of assets of the Consumer Products Business, seasonality is not material to the operations of the Registrant.

                  Prior to 1996, when the Registrant operated the Consumer Products Business, its sales and earnings were usually higher in the second and third calendar quarters and lower in the first and fourth calendar quarters, since most of the sales by the Consumer Products Business occured in the second and third calendar quarters. In addition, substantially all returns of home canning supplies occured in the fourth calendar quarter of each year.

                  i.       Working Capital

                  In general, the working capital practices followed by the Registrant are typical of the businesses in which it operates. The seasonal nature of the Registrant's Consumer Products Business required periodic short-term borrowing by the Registrant.

                  As of December 31, 1995, the Registrant had an Accounts Receivable Agreement to meet the seasonal working capital needs of the Registrant. The agreement permits the Registrant to sell its trade accounts receivable on a nonrecourse basis. Under the agreement, the maximum amount that can be advanced to the Registrant pursuant to the sale of trade accounts receivable at any time is $13,500,000, which amount is reduced on April 15, 1996 to $10,000,000. The reduction occurred because the sale of assets of the Consumer Products Business reduced the working capital needs of the Registrant. The Registrant retains collection and service responsibility, as agent for the purchaser, over any receivables sold.

                  The proceeds from the sale of assets of the Consumer Products Business, together with the Accounts Receivable Agreement and internally generated funds, provide the Registrant with the working capital which the Registrant believes will be sufficient to meet its anticipated needs subject to the satisfactory resolution of current discussions with the Registrant's lenders regarding defaults under its loan agreements and the maturity of a $6,040,000 note.

ITEM 2.           PROPERTIES

                  The Registrant's manufacturing activities are conducted at the five facilities described in the following table.

                                                                   Building Area
Location                           Purpose of Facility             (square feet)
- --------                           -------------------             -------------
Lancaster, Pennsylvania            Plastic Closure and                490,000
                                   Container Plant;
                                   Warehouses

Jackson, Tennessee                 Plastic Closure, Vial and          198,000
                                   Bottle Plant; Warehouse

Santa Fe Springs,                  Plastic Jar and Closure            170,000
  California                       Plant; Warehouse

Ahoskie, North Carolina            Plastic Closure Plant;             153,000
                                   Warehouse

Bowling Green, Kentucky            Plastic Closure Plant;             168,000
                                   Warehouse

                  The Lancaster, Pennsylvania and Ahoskie, North Carolina facilities are owned by the Registrant. The Jackson, Tennessee, Santa Fe Springs, California and Bowling Green, Kentucky facilities are leased by the Registrant.

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

                  The Registrant owns land and buildings in Santa Ana, California used in connection with a former glass container manufacturing plant that are being held for sale.

                  In 1995, the Registrant's plastic products manufacturing facilities operated at approximately 64% of capacity.

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

                  As the Registrant reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, in March 1986, the Registrant and other parties were designated by the EPA as potentially responsible parties ("PRPs") responsible for the cleanup of certain hazardous wastes that have been disposed of at the Wayne Waste Oil ("WWO") site located near Columbia City, Indiana. In October 1986, the Registrant and other PRPs entered into a Consent Order with the EPA which allowed the PRPs to complete a Remedial Investigation and Feasibility Study for the WWO site. In March 1990, the EPA issued a Record of Decision ("ROD") for the site. The ROD documents the EPA's cleanup plan for the site, which includes capping the former municipal landfill, groundwater extraction and treatment, and soil vapor extraction. On July 20, 1992, a Consent Decree between the EPA and the PRPs at the site was entered in the United States District Court for the Northern District of Indiana, captioned United States v. Active Products Corp., No. F91-00247. Based upon the Registrant's percentage share of the total amount of wastes disposed of at the WWO site, the Registrant estimates its share of the costs under the Consent Decree will be approximately $109,000. A reserve has been established for such costs.

                  As the Registrant reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, on April 12, 1990, the State of New Jersey, Department of Environmental Protection and Energy ("NJDEPE"), filed a lawsuit in the United States District Court for the District of New Jersey against the Registrant, among others, entitled State of New Jersey, Department of Environmental Protection v. Gloucester Environmental Management Services, Inc., et al., No. 84-0152 (D.N.J.). The suit alleges that the Registrant was a "generator" of hazardous wastes and other hazardous substances which were disposed of at the Gloucester Environmental Management Services, Inc. ("GEMS") facility in the Township of Gloucester. The suit seeks cleanup costs, compensatory and treble damages, and a declaration that the Registrant and others are responsible for NJDEPE's past and future response costs at the GEMS site. On March 27, 1990, NJDEPE issued a Directive to the Registrant and other parties pursuant to the New Jersey Spill Compensation and Control Act, N.J.S.A. 58:10-23.11 et seq. Pursuant to the Directive, the Registrant and other parties have been ordered to undertake the second phase of remedial action at the site, including the construction and operation of a groundwater treatment system and operation of the remedial action performed in the first phase, and to reimburse NJDEPE's alleged past and future response costs. The estimated cost of second phase remedial action related to the GEMS site is approximately $20 million. The amount that the NJDEPE is seeking as reimbursement for past costs and damages is approximately $10 million. In October, 1995 the Registrant entered into a de minims settlement agreement with the State of New Jersey and the United States to resolve all outstanding claims. In exchange for a payment of approximately $205,000, the Registrant will be dismissed from the lawsuit in accordance with the terms of a Consent Decree which is expected to be entered by the Court later this year. The Registrant has not admitted any liability for disposal of wastes at the GEMS site. The Registrant is one of approximately ninety companies participating in the de minimis settlement. Two of the Registrant's insurance carriers have agreed to pay the cost of settlement and defense of this matter, subject to an agreement to arbitrate whether coverage is available for approximately $75,000 in settlement funds. Thus, the Registrant's maximum exposure in connection with this site is $75,000.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                  Set forth below are the names, ages, positions and offices held, and a brief account of the business experience during the past five years of each executive officer of the Registrant.

                                   Positions Held With
                                   Registrant and Periods
          Name and Age             During Which Held
          ------------             -----------------
     D. Gordon Strickland (49)     President and Chief Executive
                                   Officer, effective March 15, 1996;
                                   Senior Vice President, Finance and
                                   Chief Financial Officer, since 1986;


     Robert S. Reeves (66)         Senior Vice President, Sales and Marketing,
                                   Plastic Products Division, since 1992; Senior
                                   Vice President, General Manager, Commercial
                                   Glass Container Division, since 1985


     J. Stephen Grassbaugh (42)    Vice President, Controller, since 1988

     Geoffrey A. Whynot (37)       Chief Financial Officer, effective March 15,
                                   1996; Vice President, Treasurer since 1991;
                                   Assistant Vice President, Controller,
                                   External Reporting from 1989 through 1991

     Roger W. Norian (52)          Chairman, President and Chief
                                   Executive Officer, from 1980 through
                                   March 15, 1996

Business Experience

                  D. Gordon Strickland has served in an executive capacity with the Registrant for more than the past five years.

                  Robert S. Reeves has served in an executive capacity with the Registrant for more than the past five years.

                  J. Stephen Grassbaugh has served in an executive capacity with the Registrant for more than the past five years.

                  Geoffrey A. Whynot has served as Vice President, Treasurer of Registrant since 1991 and Assistant Vice President, Controller, External Reporting of Registrant from 1989 through 1991.

                  Roger W. Norian served in an executive capacity with the Registrant for more than the past five years

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

                  The Company's Common Stock and Preferred Stock are both listed on the New York Stock Exchange. As of March 13, 1996, there were approximately 1,214 and 130 holders of record of the Company's Common Stock and Preferred Stock, respectively. The following table summarizes the prices of the Common Stock and Preferred Stock on the New York Stock Exchange Composite Tape and quarterly cash dividends:

- ---------------------------------------------------------------------------------------------
                               Common Stock                        Preferred Stock
- ---------------------------------------------------------------------------------------------
                                            Cash                                      Cash
Calendar Year          High        Low    Dividends      High         Low           Dividends
- ---------------------------------------------------------------------------------------------
1995
First Quarter        $ 9 3/8     $6 7/8      $--        $20 5/8     $19 1/8          $.425
Second Quarter         8 3/8      7 1/8       --         20 1/8      19 1/4           .425
Third Quarter          8 1/2          7       --         20 1/4      19               .425
Fourth Quarter        10 3/8      6 1/2       --         20          16 3/8           .425

1994
First Quarter        $10         $8 1/8      $--        $21         $19 1/4          $.425
Second Quarter        10 5/8          8       --         22          19 3/4           .425
Third Quarter          9 1/2      8 1/8       --         20 3/4      19 7/8           .425
Fourth Quarter         9 1/2      8 1/8       --         20 1/2      19 1/8           .425

The cummulative Preferred Stock dividend requirement as of December 31, 1995, was $829,000. The payment of Common Stock dividends is restricted by the Company's Senior Note agreement. Under the most restrictive covenant, the payment of Common Stock dividends is not permitted at December 31, 1995.

ITEM 6.           SELECTED FINANCIAL DATA (h)

Years Ended December 31,                         1995        1994        1993       1992         1991
                                                       (in thousands, except per share amounts)
Net sales                                     $ 138,995   $ 139,156   $ 127,372   $ 126,610   $ 125,598

Segment earnings (loss):
   Plastic Products                           $   4,842   $  12,055   $  11,428   $   9,165   $   9,077
   Consumer Products (a)                         (1,590)      3,213      (2,707)      4,982       1,804
                                              ---------   ---------   ---------   ---------   ---------
      Total                                       3,252      15,268       8,721      14,147      10,881

General corporate expenses                        5,258       4,903       4,866       5,212       5,568
Loss on revaluation of land                       1,000          --          --          --          --
                                              ---------   ---------   ---------   ---------   ---------

Earnings (loss) from continuing operations
   before interest and income taxes           $  (3,006)  $  10,365   $   3,855   $   8,935   $   5,313
                                              =========   =========   =========   =========   =========

Earnings (loss) from continuing
   operations before income taxes (b)         $  (8,825)  $   5,749   $    (967)  $   4,413   $   1,094
Provision (benefit) for income taxes (c)         (3,518)      2,345        (634)      1,826         700
                                              ---------   ---------   ---------   ---------   ---------

Earnings (loss) from continuing operations       (5,307)      3,404        (333)      2,587         394

Earnings (loss) from
   discontinued operations (d)                       --          --          --      (5,284)     (2,973)
Extraordinary loss on retirement
   of debt (e)                                       --          --      (1,300)         --          --
                                              ---------   ---------   ---------   ---------   ---------

Net earnings (loss)                              (5,307)      3,404      (1,633)     (2,697)     (2,579)
Preferred stock dividends                           829         829         829         829         829
                                              ---------   ---------   ---------   ---------   ---------

Net earnings (loss) applicable to
   common stockholders                        $  (6,136)  $   2,575   $  (2,462)  $  (3,526)  $  (3,408)
                                              =========   =========   =========   =========   =========

Earnings (loss) per common share:
   Earnings (loss) per common share
      from continuing operations (a) (b) (c)  $   (1.60)  $    0.70   $   (0.32)  $    0.48   $   (0.12)
   Earnings (loss) per common share
      from discontinued operations (d)               --          --          --       (1.44)      (0.81)
   Extraordinary loss per common share
      on retirement of debt (e)                      --          --       (0.35)         --          --
                                              ---------   ---------   ---------   ---------   ---------

   Net earnings (loss) per common share       $   (1.60)  $    0.70   $   (0.67)  $   (0.96)  $   (0.93)
                                              =========   =========   =========   =========   =========

   Cash dividends per common share            $      --   $      --   $      --   $      --   $      --

ITEM 6.  SELECTED FINANCIAL DATA (Continued)(h)

Years Ended December 31,                       1995       1994       1993       1992    1991
                                                                (in thousands)
Net property, plant and equipment            $ 51,515   $ 48,341   $ 40,424   $ 36,383  $ 34,395
Depreciation and amortization                   9,016      7,731      7,364      6,651     6,209
Capital expenditures (f)                       11,840     15,648     11,256      8,359     4,391

Total assets                                  120,221    123,700    117,349    105,232   165,883

Senior debt  (g)                               50,000     50,000     50,000         --    55,647
Subordinated long-term debt                        --         --         --     40,000    40,000

Stockholders' equity before
   pension adjustment                        $ 34,047   $ 38,260   $ 34,899   $ 36,464  $ 38,338
Excess of additional pension liability over
unrecognized prior service cost,
   net of tax benefits                        (10,140)    (5,207)    (6,835)        --        --
                                             --------   --------   --------   --------  --------

Stockholders' equity                         $ 23,907   $ 33,053   $ 28,064   $ 36,464  $ 38,338
                                             ========   ========   ========   ========  ========

Weighted average number of
   common shares outstanding                    3,842      3,674      3,669      3,675     3,675

(a) The 1993 segment loss for Consumer Products includes a $4,500,000 pre-tax loss ($2,754,000 after-tax or $0.75 per common share) associated with the relocation of the Company's home canning cap and lid manufacturing operations. See Note 11 of notes to consolidated financial statements for further information.

(b) The loss from continuing operations before income taxes for 1995 includes a pre-tax loss of $1,000,000 ($0.16 per common share) related to the write-down in the book value of land formerly used by the Company as a glass container manufacturing plant.

(c) The benefit for income taxes for 1993 includes a tax benefit of $369,000 ($0.10 per common share) related to a reduction in the income tax valuation reserve. See Note 4 of notes to consolidated financial statements for further information.

(d) Losses related to discontinued operations for 1992 and 1991 relate to results of operations and losses on disposal of the Company's former glass container manufacturing operations and metal crown manufacturing operations.

(e) See Note 7 of notes to consolidated financial statements for information regarding the extraordinary loss on retirement of debt.

(f) During 1991, in addition to the capital expenditures shown above, the Company entered into long-term operating leases for manufacturing equipment costing $1,623,000.

(g) As of December 31, 1995, the Company's $50,000,000 of outstanding senior debt was classified as a current liability because the Company was in default of certain financial covenants for which the Company had received waivers only through May 15, 1996.

(h) The selected financial data does not reflect the discontinuance of the Consumer Products segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- 1995 COMPARED TO 1994

Net sales of the Registrant decreased to $138,995,000 in 1995 from $139,156,000 in 1994.

Net sales of the Plastic Products Business increased 2.2% to $109,187,000 in 1995 from 1994 due primarily to the pass through of resin price increases. The Registrant's plastic products manufacturing facilities operated at approximately 64% of capacity during 1995.

The Plastic Products Business manufactures a variety of plastic closures, prescription packaging products, bottles and jars. Although unit sales of these products have generally increased in recent years, sales and profitability of these products are affected by the availability and pricing of resin. During the first half of 1995 and the full year 1994, the average cost per pound of polypropylene, the primary resin used by the Plastic Products Business, increased 28% and 31%, respectively. Under industry practice, the Plastic Products Business is generally able to pass on resin cost increases for all products except for prescription packaging products. However, since resin costs increased substantially, the results of the Plastic Products Business were adversely affected because the Plastic Products Business was not able to obtain general price increases from customers due to the resin price increases. In addition, not all resin increases were passed on because of competitive pricing. Resin prices have declined in the second half of 1995 and early 1996.

Net sales of the Consumer Products Business decreased 7.9% to $29,808,000 in 1995 compared to 1994 due primarily to lower unit sales as a result of adverse growing conditions in 1995.

During August 1994, the Registrant completed the relocation of its home canning cap and lid manufacturing operations to Jackson, Tennessee from Chicago, Illinois. The new facility was expected to generate improved efficiencies and cost reductions of approximately $3,000,000 pre-tax per year ($1,836,000 after-tax, or 50 cents per common share per year). In anticipation of the relocation, the Registrant produced home canning caps and lids in excess of normal requirements. As a result, the Registrant did not expect to realize significant earnings improvement from the relocation until 1996, when inventories and production volume would approach normal levels.

During 1995, the Consumer Products Business cap and lid manufacturing facility operated at approximately 33% of capacity, partially as a result of the Registrant reducing its cap and lid inventory.

Cost of sales of the Registrant increased to $108,964,000 in 1995 compared to $96,356,000 in 1994 primarily due to higher resin costs in the Plastic Products Business and the sale of higher cost inventory in the Consumer Products Business.

Gross profit as a percent of net sales decreased to 21.6% for 1995 as compared to 30.8% for 1994 due to substantially higher resin costs and competitive pricing in the Plastic Products Business, and the sale of higher cost inventory produced during 1994 and higher customer rebates in the Consumer Products Business.

Selling, warehouse, general and administrative expenses decreased $398,000 or 1.2% during 1995, as compared to 1994.

Segment earnings of the Plastic Products Business decreased $7,213,000 to $4,842,000 in 1995 compared to $12,055,000 in 1994 primarily due to substantially higher resin costs and competitive pricing. Segment earnings of the Consumer Products Business decreased to a loss of $1,590,000 in 1995 compared to earnings of $3,213,000 in 1994 primarily due to the sale of higher cost inventory produced during 1994, higher customer rebates and lower sales volume due to adverse weather conditions.

In 1995, the Registrant incurred a $1,000,000 unusual loss related to the write-down in the book value of land formerly used by the Registrant as a glass container manufacturing plant.

Earnings before interest and income taxes decreased $13,371,000 to a loss of $3,006,000 in 1995 compared to earnings of $10,365,000 in 1994 due primarily to lower earnings in both the Consumer Products and Plastic Products Businesses.

Net interest expense increased $1,203,000 during 1995 compared to 1994 due to higher levels of debt and interest charged on advances under the Accounts Receivable Agreement.

The decrease in the income tax provision in 1995 compared to 1994 is due to lower pre-tax earnings.

Due to competitive pressures, there are occasions when the Registrant is unable to pass on to customers cost increases. Other than the inability on all occasions to pass on cost increases, inflation and changes in prices did not have a material effect on the Registrant's results of operations.

SUBSEQUENT EVENT
On March 15, 1996, the Registrant sold certain assets of the Consumer Products Business for a purchase price of approximately $14,500,000 and announced a restructuring which will include the relocation of the Registrant's principal executive office and the consolidation of certain manufacturing facilities. The Registrant also expects to receive approximately $16,500,000, primarily during the remainder of 1996, from the Registrant's sale to consumer products customers of the inventory of the Consumer Products Business and from the collection of the accounts receivable of the Consumer Products Business. These proceeds will be utilized for working capital, to reduce debt, including $3,500,000 of debt secured by liens on certain machinery and equipment of the Registrant, and to fund costs of the restructuring.

In connection with the sale of Consumer Products Business assets, the Registrant will report in the first quarter of 1996 a one-time pretax gain of approximately $2,900,000 ($1,740,000 after-tax or $0.44 per common share). Also during the first quarter of 1996, the Registrant will report a one-time pretax loss of approximately $7,700,000 ($4,620,000 after-tax or $1.17 per common share) associated with the restructuring. The loss on the restructuring includes provisions for severance costs and related benefits, net loss on subleases, write-off of fixed assets and certain intangible assets, and legal and professional fees. In addition to the loss recorded on the restructuring, the Registrant will incur additional non-recurring pretax losses during 1996 and early 1997 associated with the restructuring of $2,400,000 ($1,440,000 after-tax or $0.37 per common share) primarily related to equipment and personnel relocation costs, inefficiences related to the relocation of operations and start-up costs which accounting rules require to be expensed as incurred.

The restructuring is expected to result in annualized cost savings of approximately $6,500,000 primarily from reduced employment costs, lease costs, offices expenses, manufacturing overhead and freight. These cost savings will be substantially realized in 1997.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets (FASB No. 121), and Statement No. 123, Accounting for Stock-Based Compensation (FASB No.123).

FASB No.121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. FASB No. 121 will be adopted during 1996 and is not expected to have a material effect on the Registrant's financial position or results of operations.

FASB No.123 establishes a "fair value" method of accounting for the value of grants under stock-based compensation plans. As permitted under FASB No. 123, the Registrant will elect to continue to measure compensation expense related to employee stock option plans utilizing the intrinsic value method as prescribed by APB Opinion No. 25. However, beginning in 1996, the Registrant will disclose in the footnotes to its financial statements the proforma effect on net income and earnings per common share as if the fair value method of measuring compensation expense related to employee stock option plans was utilized as described in FASB No.123.

RESULTS OF OPERATIONS -- 1994 COMPARED TO 1993

Net sales of the Registrant increased to $139,156,000 in 1994 from $127,372,000 in 1993.

Net sales of the Plastic Products Business increased 8.4% to $106,792,000 in 1994 from 1993. The Registrant's plastic products manufacturing facilities operated at approximately 74% of capacity during 1994.

Net sales of the Consumer Products Business increased 12.2% to $32,364,000 in 1994 compared to 1993 due primarily to higher unit sales as a result of favorable growing conditions in 1994.

During August 1994, the Registrant completed the relocation of its home canning cap and lid manufacturing operations to Jackson, Tennessee from Chicago, Illinois. During August through December of 1994, the Registrant's cap and lid manufacturing facility operated at approximately 26% of capacity. This level of operations primarily resulted because the new plant was in its start-up phase.

Cost of sales of the Registrant increased to $96,356,000 in 1994 compared to $88,922,000 in 1993 primarily due to higher unit sales and higher resin costs.

Gross profit as a percent of net sales increased to 30.8% for 1994 as compared to 30.2% for 1993.

Selling, warehouse, general and administrative expenses increased $2,340,000 or 7.8% during 1994, as compared to 1993, primarily due to higher selling expenses, additional employees and salary and wage increases.

The Registrant recorded a pre-tax reserve of $4,500,000 in 1993 for the expected costs associated with the relocation of the home canning cap and lid manufacturing operations. The pre-tax loss consisted primarily of accruals for
i) the early recognition of retiree health care and pension expense, severance, workers' compensation costs and insurance continuation costs of approximately $2,500,000, ii) asset retirement and related facility closing costs of approximately $1,000,000 and iii) moving and relocation costs of approximately $700,000. In 1994, the Registrant made cash payments related to such accruals for i) the early recognition of retiree health care and pension expense, severance, workers' compensation costs and insurance continuation costs of approximately $1,500,000, ii) asset retirement and related facility closing costs of approximately $600,000, iii) moving and relocation costs of approximately $600,000 and iv) other costs of approximately $300,000. In addition, during 1994, approximately $300,000 was charged against such accruals related to the book value of fixed assets retired. The remaining accruals primarily relate to retiree health costs and pensions which will be paid over a number of years.

Segment earnings of the Plastic Products Business, increased $627,000 to $12,055,000 in 1994 compared to $11,428,000 in 1993 primarily due to higher sales. Segment earnings of the Consumer Products Business increased to $3,213,000 in 1994 compared to $1,793,000 in 1993, excluding the loss on plant relocation in 1993, due primarily to higher sales as a result of favorable growing conditions.

Earnings before interest and income taxes increased $2,010,000 to $10,365,000 in 1994 compared to $8,355,000 in 1993, excluding the loss on plant relocation in 1993, due primarily to higher earnings in both the Consumer Products and Plastic Products Businesses.

Net interest expense decreased $206,000 during 1994, as compared to 1993, as a result of a refinancing in 1993.

The increase in the income tax provision in 1994 compared to 1993 is due to higher pre-tax earnings and the recognition in 1993 of an income tax benefit of $369,000 related to a reduction in the income tax valuation reserve.

During 1993, the Registrant incurred an after-tax loss of $1,300,000 in connection with the refinancing on September 21, 1993 of its 13% Subordinated Notes and the termination of its revolving credit facility. The extraordinary loss included interest expense on the 13% Subordinated Notes from September 21, 1993 through December 15, 1993 (the date on which the Subordinated Notes were redeemed at par) and the write-off of unamortized debt fees and related costs.



LIQUIDITY AND CAPITAL RESOURCES

During 1995, the principal use of cash flow was to fund investing activities, primarily capital expenditures of $11,840,000. Cash flow was provided primarily through net advances on accounts receivable sold under the Registrant's Accounts Receivable Agreement of $7,700,000 and a $3,249,000 reduction in inventory.

During 1994, the principal use of cash flow was to fund investing activities, primarily capital expenditures of $15,648,000, payments associated with the relocation of the home canning operations of $3,005,000 and other payments related to discontinued operations of $2,598,000. Cash flow was provided through the reduction of the Registrant's cash balances of $9,068,000, cash from operations of $6,425,000 and cash from financing activities of $5,457,000.

During 1994 and 1993, inventories increased by $6,258,000 and $5,712,000, respectively, due primarily to a) increases in inventories of home canning caps and lids in anticipation of the relocation of the home canning cap and lid plant and as a result of low sales levels in 1993, and b) increases in inventories of the Plastic Products Business due to higher quantities and costs of resin, and higher quantities of finished goods.

During 1995, the Registrant contributed 250,000 shares of its Common Stock, at a price of $7.56 per share, to the Kerr Group, Inc. Retirement Income Plan. The contribution reduced the Registrant's recorded pension liability by $1,891,000.

Capital expenditures of approximately $6,000,000 are planned for 1996.

Since the third quarter of 1990, the Registrant has not declared any dividends on its Common Stock. The Registrant's Senior Note Agreement limits the payment of dividends on Common Stock. Under the most restrictive covenant, the payment of Common Stock dividends is not permitted at December 31, 1995.

The ratio of current assets to current liabilities at December 31, 1995 and 1994 was 0.6 and 2.5, respectively. The decline in the ratio of current assets to current liabilities at December 31, 1995, compared to December 31, 1994, is due primarily to i) the classification of the Registrant's $50,000,000 of outstanding senior debt as short-term because the Registrant was in default of certain financial covenants and was currently unable to obtain waivers beyond May 15, 1996 and ii) advances on accounts receivable sold under the Accounts Receivable Agreement. At December 31, 1995 and 1994, the ratio of total debt to total capitalization was 70.3% and 62.7%, respectively. The increase in the ratio of total debt to total capitalization is primarily due to lower stockholders' equity.

The Registrant has recorded deferred income tax assets of $9,808,000 on its Consolidated Balance Sheet as of December 31, 1995. In order to fully realize this deferred income tax asset, the Registrant will need to generate future taxable income of at least $35,000,000 prior to expiration of net operating loss carryforwards which will begin to expire in 2006. Based upon the Registrant's recent pre-tax earnings adjusted for significant nonrecurring items, the sale of certain assets of the Consumer Products Business and cost savings related to the restructuring announced March 15, 1996 and projections of future taxable income over the period in which the deferred income tax assets are deductible, management believes it is more likely than not that the Registrant will realize the benefit of the deferred income tax asset. There can be no assurance, however, that the Registrant will generate any specific level of continuing earnings.

As of December 31, 1995, the Registrant had an Accounts Receivable Agreement (Receivable Agreement) maturing on January 18, 1997 to meet the seasonal working capital needs of the Registrant. The Receivable Agreement permits the Registrant to sell its trade accounts receivable on a nonrecourse basis. Under the Receivable Agreement, the maximum amount that can be advanced to the Registrant pursuant to the sale of trade accounts receivable at any time is $13,500,000, which amount is reduced on April 15, 1996 to $10,000,000. The reduction occurred because the sale of assets of the Consumer Products Business reduced the working capital needs of the Registrant. The Registrant retains collection and service responsibility, as agent for the purchaser, over any receivables sold. Advances under such Receivable Agreement are subject to certain limitations. As of December 31, 1995, receivables as shown on the accompanying Consolidated Balance Sheet have been reduced by net proceeds of $7,700,000 from advances pursuant to the sale of receivables under the Registrant's Receivable Agreement. The Receivable Agreement contains covenants identical to the Senior Notes.

In addition, at December 31, 1995, the Registrant owed $6,500,000 under a note payable to a bank due April 15, 1996 with interest accrued at the prime rate (Unsecured Note Payable). The Unsecured Note Payable was originally related to a $10,000,000 bank line of credit, which effective October 24, 1995 was reduced by the lender to the then outstanding balance of $6,500,000 due to a decline in the Registrant's financial performance. The line of credit contains covenants identical to the Senior Notes.

On January 5, 1996, the Registrant borrowed $3,500,000 from the same bank under a note payable secured by certain machinery and equipment (Secured Note Payable). On March 15, 1996, the Registrant used a portion of the proceeds from the sale of certain assets of the Consumer Products Business to pay the $3,500,000 Secured Note Payable, and to prepay $3,540,000 of Senior Notes and $460,000 of the Unsecured Note Payable. After the payment of the Secured Note Payable, the indebtedness of the Registrant was unsecured.

In connection with the sale of certain assets of the Consumer Products Business, the Registrant obtained waivers of certain financial covenants through May 15, 1996 from the lenders under the Senior Notes, the lender under the Unsecured Note Payable and the purchaser under the Receivable Agreement (collectively referred to as "Lenders") and an extension of the maturity date of the Unsecured Note Payable to May 15, 1996. Discussions between the Lenders and the Registrant are continuing with respect to the further extension of the maturity of the Unsecured Note Payable, additional waiver of financial covenants and additional reduction of indebtedness. Although the Registrant has obtained waivers or amendments from the Lenders on three previous occasions, there can be no assurance that the Lenders will agree to further waivers.

If additional waivers of financial covenants or the extension of the maturity date of the Unsecured Note Payable are not obtained, the Lenders would be entitled to exercise certain remedies, including the acceleration of the due date for payment of the Senior Notes or the Unsecured Note Payable, and the terminination of the Receivable Agreement.

Based upon the past experience of the Registrant in obtaining waivers or amendments from its Lenders and because the Registrant expects to use a portion of the proceeds from the sale of inventory and collection of accounts receivables of the Consumer Products Business to further reduce debt, the Registrant believes that the Lenders will extend the due date of the Unsecured Note Payable, will not accelerate the due date for payment of the Senior Notes and will not terminate the Receivable Agreement. The accompanying consolidated financial statements have been prepared on the basis of such belief of the Registrant.

At December 31, 1995, the Registrant had unused sources of liquidity consisting of cash and cash equivalents of $3,904,000, additional advances under the Receivable Agreement of $300,000, a tax net operating loss carryforward of $17,209,000, a minimum tax credit carryforward of $1,083,000 and other tax credit carryforwards of $75,000. The Registrant believes that its financial resources, including proceeds from the sale of certain assets of the Consumer Products Business and other internally generated funds, are adequate to meet its foreseeable needs, subject to the satisfactory resolution of current discussions with the Lenders.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                    Page(s)
                                                                                    -------
Independent Auditors' Report                                                         23

Consolidated Balance Sheets - December 31, 1995 and 1994                            24-25

Consolidated Statements of Earnings (Loss) - Three Years Ended December 31, 1995     26

Consolidated Statements of Cash Flows - Three Years Ended December 31, 1995          27

Consolidated Statements of Common Stockholders' Equity - Three Years Ended
    December 31, 1995                                                                28

Notes to Consolidated Financial Statements                                          29-50

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Kerr Group, Inc.

We have audited the consolidated financial statements of Kerr Group, Inc.
and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kerr Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basis consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK  LLP
Los Angeles, California
March 15, 1996

CONSOLIDATED BALANCE SHEETS

- ----------------------------------------------------------------------------------------------------
Years Ended December 31,                                                           1995       1994
- ----------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
ASSETS
Current assets
   Cash and cash equivalents                                                     $  3,904   $  2,261
   Receivables - primarily trade accounts, less allowance for doubtful accounts
      of $421 in 1995 and $170 in 1994                                              7,430     16,312
   Inventories
      Raw materials and work in process                                            11,245     11,156
      Finished goods                                                               19,796     23,134
                                                                                 --------   --------
      Total inventories                                                            31,041     34,290
   Prepaid expenses and other current assets                                        3,108      4,526
                                                                                 --------   --------
      Total current assets                                                         45,483     57,389
Property, plant and equipment, at cost
   Land                                                                               427        427
   Buildings and improvements                                                      13,589     12,577
   Machinery and equipment                                                         93,401     84,462
   Furniture and office equipment                                                   6,035      5,381
                                                                                 --------   --------
                                                                                  113,452    102,847
   Accumulated depreciation and amortization                                      (61,937)   (54,506)
                                                                                 --------   --------
      Net property, plant and equipment                                            51,515     48,341
Deferred income taxes                                                               8,057      2,192
Goodwill and other intangibles, net of amortization of $2,291 in 1995 and
   $1,812 in 1994                                                                   7,140      6,622
Other assets                                                                        8,026      9,156
                                                                                 --------   --------
                                                                                 $120,221   $123,700
                                                                                 ========   ========




See accompanying notes to consolidated financial statements.

- -------------------------------------------------------------------------------------------
Years Ended December 31,                                                 1995       1994
- -------------------------------------------------------------------------------------------
                                                     (in thousands, except per share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term debt                                                     $  6,500   $  5,500
   Senior debt due 1997 through 2003 classified as current               50,000          0
   Accounts payable                                                      10,488     13,445
   Accrued pension liability                                              3,777         70
   Other current liabilities                                              5,056      3,792
                                                                       --------   --------
      Total current liabilities                                          75,821     22,807


Pension liability                                                        18,318     15,230
Other long-term liabilities                                               2,175      2,610


Senior debt due 1997 through 2003                                             0     50,000


Stockholders' equity
   Preferred Stock, 487 shares authorized and issued,
      at liquidation value of $20 per share                               9,748      9,748
   Common Stock, $.50 par value per share, 20,000 shares authorized,
      4,226 shares issued in 1995 and 4,220 shares issued in 1994         2,113      2,110
   Additional paid-in capital                                            27,239     27,210
   Retained earnings                                                      1,860     11,995
   Treasury Stock, at cost, 293 shares in 1995 and 543 shares in 1994    (6,913)   (12,803)
   Excess of additional pension liability over unrecognized
      prior service cost, net of tax benefits                           (10,140)    (5,207)
                                                                       --------   --------

      Total stockholders' equity                                         23,907     33,053
                                                                       --------   --------
                                                                       $120,221   $123,700
                                                                       ========   ========




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

- -----------------------------------------------------------------------------------------------
Years Ended December 31,                                         1995       1994       1993
- -----------------------------------------------------------------------------------------------
                                                         (in thousands, except per share amounts)
Net sales                                                      $138,995   $139,156   $127,372
Cost of sales                                                   108,964     96,356     88,922
                                                               --------   --------   --------

   Gross profit                                                  30,031     42,800     38,450
Selling, warehouse, general and administrative expenses          32,037     32,435     30,095
Loss on plant relocation                                             --         --      4,500
Loss on revaluation of land                                       1,000         --         --
Interest expense                                                  6,047      4,985      5,680
Interest and other income                                          (228)      (369)      (858)
                                                               --------   --------   --------
Earnings (loss) before income taxes                              (8,825)     5,749       (967)

Provision (benefit) for income taxes                             (3,518)     2,345       (634)
                                                               --------   --------   --------

   Earnings (loss) before extraordinary loss                     (5,307)     3,404       (333)

Extraordinary loss on retirement of debt, after
      applicable income tax benefit of $632                          --         --     (1,300)
                                                               --------   --------   --------

   Net earnings (loss)                                           (5,307)     3,404     (1,633)

Preferred stock dividends                                           829        829        829
                                                               --------   --------   --------
   Net earnings (loss) applicable to common stockholders       $ (6,136)  $  2,575   $ (2,462)
                                                               ========   ========   ========


Earnings (loss) per common share:
   Earnings (loss) per common share before extraordinary loss  $  (1.60)  $   0.70   $  (0.32)
   Extraordinary loss per common share on retirement of debt         --         --      (0.35)
                                                               --------   --------   --------

      Net earnings (loss) per common share                     $  (1.60)  $   0.70   $  (0.67)
                                                               ========   ========   ========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                   1995       1994       1993
                                                                                 (in thousands)
CASH FLOW PROVIDED (USED) BY OPERATIONS
   Earnings (loss)                                                       $ (5,307)  $  3,404   $   (333)
   Add (deduct) noncash items included in earnings (loss)
         Depreciation and amortization                                      9,016      7,731      7,364
         Reserve for loss on plant relocation, net of tax                      --         --      2,754
         Change in deferred income taxes                                   (2,482)     1,705        159
         Reduction in total pension liability, net                         (1,597)      (266)    (1,116)
         Other, net                                                         1,420         62       (624)
   Changes in other operating working capital
      Receivables                                                           8,882     (2,779)    (2,186)
      Inventories                                                           3,249     (6,258)    (5,712)
      Other current assets                                                  1,304       (133)      (885)
      Accounts payable                                                     (2,957)     3,872        729
      Accrued expenses                                                      1,379       (913)      (541)
                                                                         --------   --------   --------

      Cash flow provided (used) by operations                              12,907      6,425       (391)

CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES

   Capital expenditures                                                   (11,840)   (15,648)   (11,256)
   Payments associated with relocation of home canning cap and lid
       operations                                                            (205)    (3,005)        --
   Proceeds from liquidation of long-term certificates of deposit             375      1,000         --
   Other, net                                                                (982)      (699)    (1,338)
   Collection of accounts receivable, and payment of accounts payable
      and accrued and other expenses related to discontinued operations      (297)    (2,598)    (2,500)
                                                                         --------   --------   --------

      Cash flow provided (used) by investing activities                   (12,949)   (20,950)   (15,094)

CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES
   Net borrowings under lines of credit                                     1,000      5,500         --
   Issuance of senior debt                                                     --         --     50,000
   Extinguishment of subordinated debt                                         --         --    (41,131)
   Contribution of Common Stock to pension plan                             1,891         --         --
   Dividends paid                                                            (829)      (829)      (829)
   Other, net                                                                (377)       786       (477)
                                                                         --------   --------   --------

      Cash flow provided (used) by financing activities                     1,685      5,457      7,563

CASH AND CASH EQUIVALENTS
   Increase (decrease) during the year                                      1,643     (9,068)    (7,922)
   Balance at beginning of the year                                         2,261     11,329     19,251
                                                                         --------   --------   --------

      Balance at end of the year                                         $  3,904   $  2,261   $ 11,329
                                                                         ========   ========   ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

- -----------------------------------------------------------------------------------------------------------------------
Years Ended December 31, 1995, 1994 and 1993
- -----------------------------------------------------------------------------------------------------------------------
                                    Number Of                                                Excess Of
                                    Shares Of                                            Additional Pension    Notes
                                     Common             Additional                         Liability Over    Receivable
                                     Stock      Common   Paid-In    Retained  Treasury      Unrecognized     From ESOP
                                   Outstanding  Stock    Capital    Earnings    Stock    Prior Service Cost   Trusts
- -----------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
Balance, December 31, 1992           3,675      $2,105  $27,113     $11,882   $(12,737)      $     --         $(1,647)

Net loss                                --          --       --      (1,633)        --             --              --
Dividends on Preferred Stock            --          --       --        (829)        --             --              --
Pension adjustment                      --          --       --          --         --         (6,835)             --
Repayments on ESOP Trusts
   notes receivable                     --          --       --          --         --             --             931
Purchase of common stock                (8)         --       --          --        (66)            --              --
Restricted Stock Plan                   --          --       32          --         --             --              --
                                     -----      ------  -------     -------   --------       --------         -------

Balance, December 31, 1993           3,667       2,105   27,145       9,420    (12,803)        (6,835)           (716)

Net earnings                            --          --       --       3,404         --             --              --
Dividends on Preferred Stock            --          --       --        (829)        --             --              --
Pension adjustment                      --          --       --          --         --          1,628              --
Repayments on ESOP Trusts
   notes receivable                     --          --       --          --         --             --             716
Issuance of Common Stock under
   stock option plans                   10           5       65          --         --             --              --
                                     -----      ------  -------     -------   --------       --------         -------

Balance, December 31, 1994           3,677       2,110   27,210      11,995    (12,803)        (5,207)             --

Net loss                                --          --       --      (5,307)        --             --              --
Dividends on Preferred Stock            --          --       --        (829)        --             --              --
Pension adjustment                      --          --       --          --         --         (4,933)             --
Contribution of Treasury Stock to
   pension fund                        250          --       --      (3,999)     5,890             --              --
Issuance of Common Stock under
   stock option plans                    6           3       29          --         --             --              --
                                     -----      ------  -------     -------   --------       --------         -------

Balance, December 31, 1995           3,933      $2,113  $27,239     $ 1,860   $ (6,913)      $(10,140)        $    --
                                     =====      ======  =======     =======   ========       ========         =======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Kerr Group, Inc., and its wholly owned subsidiary, collectively referred to as the Company. All material intercompany balances and transactions are eliminated in consolidation.

CASH EQUIVALENTS
Cash equivalents consist only of investments that have an original maturity of three months or less, are readily convertible to known amounts of cash and have insignificant risk of changes in value because of changes in interest rates.

INVENTORIES
Inventories are valued at the lower of cost or market, determined by the use of the first-in, first-out method.

DEPRECIATION, MAINTENANCE AND REPAIRS
Depreciation of property, plant and equipment is provided by the use of the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives used in computing the depreciation provisions are as follows:

   Buildings and improvements                                 5 to 30 years
   Machinery and equipment                                    3 to 15 years
   Furniture and equipment                                    5 to 10 years

The policy of the Company is to charge amounts expended for maintenance and repairs to expense and to capitalize expenditures for major replacements and betterments.

GOODWILL AND OTHER INTANGIBLES
The excess of cost over net tangible assets of the business acquired during 1987 is amortized on a straight-line basis over 40 years. Other intangible assets are being amortized by the use of the straight-line method over their respective initial estimated lives ranging from 2 to 17 years.

The Company periodically evaluates goodwill to assess recoverability based upon expectations of future nondiscounted operating earnings related to the acquired business. Based upon the most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1995.

REVENUE RECOGNITION
The Company recognizes revenue as product is shipped. A reserve is provided for estimated end-of-season returns of home canning supplies as sales are recorded.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS
Financial Accounting Standards Board Statement No. 87 (FASB No. 87) requires that a company record an additional minimum pension liability to the extent that a company's accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in stockholders' equity, net of related tax benefits.

Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FASB No. 106). As more fully described in Note 6, the Company has elected to amortize the impact of FASB No. 106 ratably over 20 years.

INCOME TAXES
In February 1992, the Financial Accounting Standards Board issued Statement No. 109, Accounting for Income Taxes (FASB No. 109). Under the asset and liability method of FASB No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 1993, the Company adopted FASB No. 109. The cumulative and pro forma effect of the change in accounting was not material.

EARNINGS (LOSS) PER COMMON SHARE
Primary net earnings (loss) per common share are based on the weighted average number of common shares outstanding and are after Preferred Stock dividends.

Fully diluted net earnings (loss) per common share reflect when dilutive 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options and 2) the assumed conversion of the Preferred Stock and the elimination of the related Preferred Stock dividends. Antidilution occurred in 1995, 1994 and 1993.

NATURE OF OPERATIONS - SIGNIFICANT USE OF RESIN
The Company's Plastic Products Business uses a significant amount of resin in its manufacturing process. From time to time, the Company has experienced substantial increases in the cost of resin. To the extent that the Company is unable to pass on resin cost increases, the cost increases could have a significant impact on the results of operations of the Company.

FINANCIAL STATEMENT PREPARATION AND PRESENTATION
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of December 31, 1995 and 1994, and the reported amounts of income and expenses for each of the three years ended December 31, 1995. Actual results could differ from those estimates.

Included in other assets are certain assets held for sale consisting of real property and buildings. Management has obtained a recent appraisal to support the carrying value of such assets, however, the ultimate sales proceeds received by the Company could differ from the appraisal amount depending on changes in market conditions.

Certain reclassifications have been made to prior years' financial statements to conform to the 1995 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
During 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets (FASB No. 121), and Statement No. 123, Accounting for Stock-Based Compensation (FASB No. 123).

FASB No.121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. FASB No. 121 will be adopted during 1996 and is not expected to have a material effect on the Company's financial position or results of operations.

FASB No.123 establishes a "fair value" method of accounting for the value of grants under stock-based compensation plans. As permitted under FASB No. 123, the Company will elect to continue to measure compensation expense related to employee stock option plans utilizing the intrinsic value method as prescribed by APB Opinion No. 25. However, beginning in 1996, the Company will disclose in the footnotes to its financial statements the proforma effect on net income and earnings per common share as if the fair value method of measuring compensation expense related to employee stock option plans was utilized as described in FASB No. 123.

NOTE 2 - SUBSEQUENT EVENT - SALE OF ASSETS AND RESTRUCTURING

On March 15, 1996, the Company sold certain assets of the Consumer Products Business for a purchase price of approximately $14,500,000 and announced a restructuring program which will include the relocation of the Company's principal executive office and the consolidation of certain manufacturing facilities. The Company also expects to receive approximately $16,500,000, primarily during the remainder of 1996, from the Company's sale to its customers of the inventory of the Consumer Products Business and from the collection of the accounts receivable of the Consumer Products Business. These proceeds will be utilized for working capital, to reduce debt, including $3,500,000 of debt secured by liens on certain machinery and equipment of the Company, and to fund costs of the restructuring.

In connection with the sale of Consumer Products Business assets, the Company will report in the first quarter of 1996 a one-time pretax gain of approximately $2,900,000 ($1,740,000 after-tax or $0.44 per common share). Also during the first quarter of 1996, the Company will report a pretax loss of approximately $7,700,000 ($4,620,000 after-tax or $1.17 per common share) associated with the restructuring. The loss on the restructuring includes provisions for severance costs and related benefits, net loss on subleases, write-off of fixed assets and certain intangible assets, and legal and professional fees. In addition to the loss recorded on the restructuring, the Company will incur additional non-recurring pretax losses during 1996 and early 1997 associated with the restructuring of $2,400,000 ($1,440,000 after-tax or $0.37 per common share) primarily related to equipment and personnel relocation costs, inefficiencies related to the relocation of operations and start-up costs which accounting rules require to be expensed as incurred.

The accompanying financial statements do not reflect the discontinuance of the Consumer Products segment.

NOTE 3 - ISSUES AFFECTING LIQUIDITY

On March 15, 1996, the Company used a portion of the proceeds from the sale of certain assets of the Consumer Products Business to pay the $3,500,000 Secured Note Payable (which was borrowed on January 5, 1996), and to prepay $3,540,000 of Senior Notes and $460,000 of the Unsecured Note Payable. After the payment of the Secured Note Payable, the indebtedness of the Company was unsecured.

In connection with the sale of certain assets of the Consumer Products Business, the Company obtained waivers of certain financial covenants through May 15, 1996 from the lenders under the Senior Notes, the lender under the Unsecured Note Payable and the purchaser under the Receivable Agreement (collectively referred to as "Lenders") and an extension of the maturity date of the Unsecured Note Payable to May 15, 1996. Discussions between the Lenders and the Company are continuing with respect to the further extension of the maturity of the Unsecured Note Payable, additional waiver of financial covenants and additional reduction of indebtedness. Although the Company has obtained waivers or amendments from the Lenders on three previous occasions, there can be no assurance that the Lenders will agree to further waivers.

If additional waivers of financial covenants or the extension of the maturity date of the Unsecured Note Payable are not obtained, the Lenders would be entitled to exercise certain remedies, including the acceleration of the due date for payment of the Senior Notes or the Unsecured Note Payable, and the terminination of the Receivable Agreement.

Based upon the past experience of the Company in obtaining waivers or amendments from its Lenders and because the Company expects to use a portion of the proceeds from the sale of inventory and collection of accounts receivables of the Consumer Products Business to further reduce debt, the Company believes that the Lenders will extend the due date of the Unsecured Note Payable, will not accelerate the due date for payment of the Senior Notes and will not terminate the Receivable Agreement. The accompanying consolidated financial statements have been prepared on the basis of such belief of the Company.



NOTE 4 - INCOME TAXES

Total income tax provision (benefit) for the years ended December 31, 1995 and 1994 was allocated as follows:

- --------------------------------------------------------------------------------
                                                                  1995     1994
- --------------------------------------------------------------------------------
                                                                 (in thousands)
Earnings (loss)                                                 $(3,518)  $2,345
Stockholders' equity, related to excess of pension liability
   over unrecognized prior service costs                         (3,281)     878
                                                                -------   ------

                                                                $(6,799)  $3,223
                                                                =======   ======

The provision (benefit) for income taxes for the years ended December 31, 1995, 1994 and 1993 consists of the following:

- --------------------------------------------------------------------------------
                                                      1995       1994      1993
- --------------------------------------------------------------------------------
                                                           (in thousands)
Current
   U.S. Federal                                     $    --     $   81    $ 119
   State                                                 --         --       --
                                                    -------     ------    -----
Total current                                            --         81      119

Deferred
   U.S. Federal                                      (2,755)     1,814     (637)
   State                                               (763)       450     (116)
                                                    -------     ------    -----

Total deferred                                       (3,518)     2,264     (753)
                                                    -------     ------    -----

      Total provision (benefit) for income taxes    $(3,518)    $2,345    $(634)
                                                    =======     ======    =====



The significant components of deferred income taxes (benefits) for the years ended December 31, 1995, 1994 and 1993 are as follows:

- -----------------------------------------------------------------------------------------------
                                                                       1995     1994      1993
- -----------------------------------------------------------------------------------------------
                                                                           (in thousands)
Reinstatement (reduction) of deferred income taxes
   attributable to recognition of alternative minimum tax
   credits and tax net operating loss carryforwards                  $(5,056)  $ (541)  $    52
Temporary differences associated with the sales of
   discontinued operations                                              (466)   1,531     1,051
Temporary differences associated with the loss on plant relocation       157    1,429    (1,368)
Additional costs inventoried for tax purposes                            (44)      64      (245)
Excess (deficit) of pension contributions paid over pension expense    1,513       46       448
Excess (deficit) of tax over book depreciation,
   including assets retired or sold                                      668      (19)     (327)
Other, net                                                              (290)    (246)     (364)
                                                                     -------   ------   -------

      Total                                                          $(3,518)  $2,264   $  (753)
                                                                     =======   ======   =======

Total provision (benefit) for income taxes for the years ended December 31, 1995, 1994 and 1993 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings (loss) before income taxes as a result of the following:

- --------------------------------------------------------------------------------------------
                                                                      1995     1994    1993
- --------------------------------------------------------------------------------------------
                                                                         (in thousands)
Computed "expected" tax provision (benefit)                         $(3,002)  $1,954  $(329)
Increase (reduction) in provision resulting from:
   State income tax provision (benefit), net of Federal tax effect     (524)     231    (47)
   Change in the valuation allowance for deferred tax assets             --       --   (369)
   Other, net                                                             8      160    111
                                                                    -------   ------  -----
   Actual tax provision (benefit)                                   $(3,518)  $2,345  $(634)
                                                                    =======   ======  =====


The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 1995 and 1994 are as follows:


- ----------------------------------------------------------------------------------------------------
                                                                                     1995      1994
- ----------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Deferred income tax assets:
   Pension liabilities--
      Excess of additional pension liability over unrecognized prior service cost  $ 6,743   $ 3,462
      Accrued pension liability                                                         --     1,490
   Accrued retiree health liability                                                    551       630
   Accrued reserves associated with discontinued operations                            274       350
   Inventory                                                                           675       722
   Accrued vacation pay                                                                461       383
   Tax credit carryforwards                                                          1,158     1,830
   Net operating loss carryforwards                                                  6,882     1,962
   Other                                                                               670     1,120
                                                                                   -------   -------

      Total gross deferred income tax assets                                        17,414    11,949
      Less valuation allowance                                                          --        --
                                                                                   -------   -------

      Deferred income tax assets, net of valuation allowance                        17,414    11,949
Deferred income tax liabilities:
   Property, plant and equipment, principally due to differences in depreciation    (5,744)   (5,146)
   Excess of book basis over tax basis of land and buildings formerly
      used as a glass container manufacturing plant                                 (1,252)   (1,795)
   Other                                                                              (610)     (962)
                                                                                   -------   -------

      Total gross deferred income tax liabilities                                   (7,606)   (7,903)
                                                                                   -------   -------

Net deferred income tax assets                                                     $ 9,808   $ 4,046
                                                                                   =======   =======

In order to fully realize the deferred income tax asset, the Company will need to generate future taxable income of at least $35,000,000 prior to expiration of net operating loss carryforwards which will begin to expire in 2006. Based upon the Company's recent pre-tax earnings adjusted for significant nonrecurring items, the sale of certain assets of the Consumer Products Business and cost savings related to the restructuring announced March 15, 1996 and projections of future taxable income over the period in which the deferred income tax assets are deductible, management believes it is more likely than not that the Company will realize the benefit of the deferred income tax asset. There can be no assurance, however, that the Company will generate any specific level of continuing earnings.

At December 31, 1995, the Company had net operating loss carryforwards for Federal income tax purposes of $17,209,000 which are available to offset future Federal taxable income, expiring in the years 2006 through 2010.

The Company also has an alternative minimum tax credit carryforward of $1,083,000 and other tax credit carryforwards (primarily investment tax credits) of $75,000, expiring in the years 1999 through 2009, which are available to reduce future Federal income taxes, if any.

The total net cash payments related to income taxes, which primarily represent Federal alternative minimum taxes and state taxes, were $24,000, $761,000 and $470,000 for 1995, 1994 and 1993, respectively.


NOTE 5 - OTHER CURRENT LIABILITIES
At December 31, 1995 and 1994, other current liabilities were as follows:

- --------------------------------------------------------------------------------
                                                          1995             1994
- --------------------------------------------------------------------------------
                                                              (in thousands)
Accrued wages and vacation pay                           $2,143           $1,879
Accrued interest                                          2,617              240
Other accrued expenses                                      296            1,673
                                                         ------           ------

   Total accrued expenses                                $5,056           $3,792
                                                         ======           ======


NOTE 6 - RETIREMENT BENEFITS

PENSIONS
The Company has a defined benefit pension plan (the "Retirement Income Plan") and a defined contribution pension plan, which cover substantially all employees. The Retirement Income Plan generally provides benefits based on years of service and average final pay. The defined contribution plan provides benefits based on a fixed percent of pay for each year of service. The Company's policy is to fund amounts sufficient to satisfy the funding requirements of the Employee Retirement Income Security Act of 1974. During 1995 and 1994, the Company funded the Retirement Income Plan by $1,983,000 more than the accrued pension expense for the 1994 plan year. During 1994 and 1993, the Company funded the Retirement Income Plan by $800,000 more than the accrued pension expense for the 1993 plan year.

During 1995, the Company contributed 250,000 shares of its Common Stock, at a price of $7.56 per share, to the Retirement Income Plan. The contribution reduced the Company's recorded pension liability by $1,891,000.

During 1995, the Company adopted a Pension Restoration Plan which is an unfunded plan providing benefits to participants not payable by the Company's Retirement Income Plan because of the limitations on benefits imposed by the Internal Revenue Code of 1986, as amended. The aggregate annual accrued benefit for each participant under the combination of the Retirement Income Plan and the Pension Restoration Plan when expressed as a single-life annuity is limited to $200,000.

Net pension expense for the years ended December 31, 1995, 1994 and 1993 included the following components:

                                                     1995       1994      1993
                                                           (in thousands)
Defined Benefit Plan:
   Service cost (benefit earned during period)     $    498   $   564   $   472
   Interest cost on projected benefit obligation      7,364     7,018     6,941
   Actual loss (return) on assets                   (16,080)      597    (7,843)
   Net amortization and deferral                      9,460    (6,552)    1,619
                                                   --------   -------   -------
Defined Benefit Plan expense                       $  1,242   $ 1,627   $ 1,189
                                                   ========   =======   =======

Defined Contribution Plan expense                  $     15   $    17   $    21
                                                   ========   =======   =======

The funded status of the defined benefit plans at December 31, 1995 and 1994 was as follows:

- ------------------------------------------------------------------------------------------
                                                                         1995       1994
- ------------------------------------------------------------------------------------------
                                                                          (in thousands)
Actuarial present value
   Vested benefit obligation                                           $ 99,237   $ 81,605
   Nonvested benefit obligation                                           1,942      2,445
                                                                       --------   --------

   Accumulated benefit obligation                                       101,179     84,050
   Effect of future salary increases                                      2,812      1,842
                                                                       --------   --------

   Projected benefit obligation                                         103,991     85,892
Plan assets at fair value (a)                                            79,084     68,750
                                                                       --------   --------

Projected benefit obligation in excess of plan assets                    24,907     17,142
Unrecognized net transition obligation                                     (474)      (553)
Unrecognized prior service costs                                           (936)      (663)
Unrecognized net loss                                                   (19,660)   (10,511)
                                                                       --------   --------

Accrued pension liability before adjustment                               3,837      5,415
Adjustment required to recognize additional minimum pension liability    18,258      9,885
                                                                       --------   --------
   Accrued pension liability related to the defined benefit plan       $ 22,095   $ 15,300
                                                                       ========   ========

   Accrued pension liability related to the defined contribution plan  $      8   $     17
                                                                       ========   ========

(a) Plan assets include 368,200 shares of Company Common Stock at a value of $3,682,000 at December 31, 1995 and 118,200 shares of Company Common Stock at a value of $990,000 at December 31, 1994.

In connection with recording the additional minimum pension liability pursuant to the provisions of FASB No. 87, the Company recorded a reduction in stockholders' equity of $10,140,000 at December 31, 1995, and $5,207,000 at December 31, 1994, and an intangible pension asset of $1,376,000 at December 31, 1995, and $1,216,000 at December 31, 1994.

The majority of all pension plan assets are held by a master trust created for the collective investment of the plan's funds, as well as in private placement insurance contracts. At December 31, 1995, assets held by the master trust consisted primarily of cash, U.S. government obligations, corporate bonds and common stocks.

The defined benefit plan assumptions as of December 31, 1995, 1994 and 1993 were as follows:

- --------------------------------------------------------------------------------
                                                   1995         1994        1993
- --------------------------------------------------------------------------------
   Discount rate                                   7.25%        8.75%       7.5%
   Increase in compensation rate                   5%           5%          5%
   Long-term rate of return on assets              9.5%         9.5%        9.5%

The Company retained the pension benefit obligations for service prior to the date of the sale and the pension assets related to the Company's discontinued Commercial Glass Container and Metal Crown Businesses. In connection with the sale of the two businesses, the Company's pension plans had a combined curtailment loss of $4,664,000 pursuant to FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. During 1993, the Company recorded a curtailment loss of $232,000 related to the relocation of the Company's home canning cap and lid manufacturing operations. Such curtailment losses were included as components of the respective losses on the sale of the businesses and plant relocation.

RETIREE HEALTH CARE AND LIFE INSURANCE
The Company provides certain health care and life insurance benefits for retired employees and their spouses. The costs of such benefits are shared by retirees through one or more of the following: a) deductibles, b) copayments and c) retiree contributions. Salaried employees hired prior to September 1, 1992, and certain hourly employees may become eligible for those benefits if they reach retirement age while working for the Company. The Company will not provide retiree health care and life insurance benefits for salaried employees hired after September 1, 1992. Health care and life insurance benefits provided by the Company are not funded in advance, but rather are paid by the Company as the costs are actually incurred by the retirees.

As discussed in Note 1, effective January 1, 1993, the Company adopted FASB No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. FASB No. 106 requires a company to use an accrual method for recording retiree health care and life insurance benefits instead of the previously used pay-as-you-go method. The effect of this accounting change on 1993 results of operations was to increase retiree health care and life insurance expense by $640,000 from the amount that would have been recorded in 1993 under the previously used pay-as-you-go method. The adoption of FASB No. 106 at January 1, 1993, created a previously unrecognized accumulated postretirement benefit obligation of $13,195,000. As permitted under FASB No. 106, the Company has elected to amortize the $13,195,000 accumulated postretirement benefit obligation ratably over 20 years.

Retiree health care and life insurance expense for the years ended December 31, 1995, 1994 and 1993 included the following components:

- -----------------------------------------------------------------------------------------
                                                                 1995      1994      1993
- -----------------------------------------------------------------------------------------
                                                                     (in thousands)
Retiree health care and life insurance expense:
   Service cost (benefit earned during period)                  $   41    $   54   $   83
   Interest cost on accumulated benefit obligation                 855     1,082    1,187
   Actual return on assets                                          --        --       --
   Net amortization and deferral                                   544       624      660
                                                                ------    ------   ------

                                                                $1,440    $1,760   $1,930
                                                                ======    ======   ======

The funded status of the retiree health care and life insurance plans at December 31, 1995 and 1994 was as follows:

- ----------------------------------------------------------------------------------------------
                                                                             1995       1994
- ----------------------------------------------------------------------------------------------
                                                                             (in thousands)
Actuarial present value of accumulated postretirement benefit obligation:
   Retirees                                                                $  9,210   $  9,083
   Fully eligible active participants                                           735      1,428
   Other active participants                                                  1,055        739
                                                                           --------   --------
   Accumulated benefit obligation                                            11,000     11,250
Plan assets at fair value                                                        --         --
                                                                           --------   --------
Accumulated benefit obligation in excess of plan assets                      11,000     11,250
Unrecognized net transition obligation                                      (10,612)   (11,237)
Unrecognized prior service costs                                                 --         --
Unrecognized net gain (loss)                                                    992      1,563
                                                                           --------   --------

Accrued postretirement benefit liability                                   $  1,380   $  1,576
                                                                           ========   ========

The retiree health care and life insurance plans assumptions are as follows:

- -----------------------------------------------------------------------------------------------------------
                                           December 31,              December 31,              December 31,
                                                   1995                      1994                      1993
- -----------------------------------------------------------------------------------------------------------
Discount rate                                     7.25%                     8.75%                      7.5%
Health care cost trend rates--
   Indemnity plans                  8.75% trending down       8.75% trending down          9% trending down
                                                  to 6%                     to 6%                     to 6%
   Managed care plans               6.75% trending down       6.75% trending down          7% trending down
                                                  to 4%                     to 4%                     to 4%
- -----------------------------------------------------------------------------------------------------------


The effect of a one percentage point annual increase in these assumed cost trend rates at December 31, 1995, would increase the postretirement benefit obligation by approximately $420,000 and would increase the service and interest cost components of the annual expense by approximately $40,000.

NOTE 7 - FINANCING

At December 31, 1995 and 1994, the Company's debt consisted of $50,000,000 principal amount of Senior Notes payable to a group of insurance companies consisting of John Hancock Mutual Life Insurance Company, New York Life Insurance Company and Massachusetts Mutual Life Insurance Company and lines of credit with banks. The Senior Notes were issued on September 21, 1993, and consist of $41,000,000 of 10-year notes with an interest rate of 9.45% and $9,000,000 of 6-year notes with an interest rate of 8.99%. Sinking fund payments begin under the 10-year notes in 1998 and under the 6-year notes in 1997. The Senior Notes are unsecured.

The Senior Notes contain various covenants including covenants relating to coverage of fixed charges, minimum level of tangible net worth, limitation on leverage and limitation on restricted payments, for which payments are defined to include Common Stock dividends. Under the most restrictive covenant related to the payment of dividends, the payment of Common Stock dividends is not permitted at December 31, 1995. As of December 31, 1995, the Company is not in compliance with certain of the financial covenants and has obtained waivers of such covenants through May 15, 1996.

As of December 31, 1995, the Company's $50,000,000 of outstanding Senior Notes is classified as a current liability because the Company was in default of certain financial covenants for which the Company had received waivers only through May 15, 1996. See further discussion at Note 3 of notes to consolidated financial statements. The mandatory scheduled principal payments, as specified in the loan agreement, for the next five years on the Senior Notes outstanding at December 31, 1995, are as follows:

- --------------------------------------------------------------------------------
 Years Ended December 31,
- --------------------------------------------------------------------------------
                                                                  (in thousands)
1996                                                                     $    --
1997                                                                       3,000
1998                                                                       9,833
1999                                                                       9,833
2000                                                                       6,833
2001 and thereafter                                                       20,501



A portion of the proceeds from the sale of the Senior Notes was used to redeem all of the $40,000,000 principal amount of 13% Subordinated Notes on December 15, 1993, at par.

During the third quarter of 1993, the Company incurred an after-tax loss of $1,300,000, or $0.35 per common share, in connection with the refinancing on September 21, 1993, of its 13% Subordinated Notes and the termination of its revolving credit facility. The extraordinary loss included interest expense on the 13% Subordinated Notes from September 21, 1993 through December 15, 1993 (the date on which the Subordinated Notes were redeemed at par) and the write-off of unamortized debt fees and related costs.

As of December 31, 1995, the Company had an Accounts Receivable Agreement (Receivable Agreement) maturing on January 18, 1997 to meet the seasonal working capital needs of the Company. The Receivable Agreement permits the Company to sell its trade accounts receivable on a nonrecourse basis. Under the Receivable Agreement, the maximum amount that can be advanced to the Company pursuant to the sale of trade accounts receivable at any time is $13,500,000, which amount is reduced on April 15, 1996 to $10,000,000. The reduction occurred because the sale of assets of the Consumer Products Business reduced the working capital needs of the Company. The Company retains collection and service responsibility, as agent for the purchaser, over any receivables sold. Advances under such Receivable Agreement are subject to certain limitations. As of December 31, 1995, receivables as shown on the accompanying Consolidated
Balance Sheet have been reduced by net proceeds of $7,700,000 from advances pursuant to the sale of receivables under the Company's Receivable Agreement. The Receivable Agreement contains covenants identical to the Senior Notes.

In addition, at December 31, 1995, the Company owed $6,500,000 under a note payable to a bank due April 15, 1996 (which maturity date was extended to May 15, 1996) with interest accrued at the prime rate (Unsecured Note
Payable). The Unsecured Note Payable was originally related to a $10,000,000 bank line of credit, which effective October 24, 1996 was reduced by the lender to the then outstanding balance of $6,500,000 due to a decline in the Company's financial performance. During 1994 and early 1995, the Company had an additional bank line of credit which was replaced by the Receivable Agreement. The line of credit contains covenants identical to the Senior Notes.

During 1995 and 1994, the Company had maximum borrowings outstanding under its lines of credit of $12,000,000 and $5,500,000, respectively. During 1995 and 1994, the weighted average interest rate under its lines of credit was 8.7% and 7.3% and the weighted average borrowings outstanding under its lines of credit was $7,528,000 and $1,544,000, respectively.

Total cash payments of interest during 1995, 1994 and 1993 were $3,440,000, $4,743,000 and $6,501,000, respectively.

See discussion of issues affecting liquidity at Note 3 of notes to consolidated financial statements.


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

During 1994, the Financial Accounting Standards Board issued Statement No. 107, Disclosure about Fair Value of Financial Instruments (FASB No. 107). FASB No. 107 requires the disclosure of the estimated fair values for all financial instruments for which it is practicable to estimate fair value.

The fair value of cash, accounts receivable and payable, and advances pursuant to the sale of receivables under the Company's Receivable Agreement approximate their carrying amount because of their short maturity.

The fair value of the line of credit approximates its carrying amount because such debt has a floating rate tied to the Prime rate.

The fair value of the Company's $50,000,000 principal amount of Senior Notes would be expected to be higher than the carrying amount because market interest rates have declined since such debt was incurred. However, since it is unlikely the Company could obtain similar unsecured financing at comparable rates today, determining a fair value of such debt is not appropriate.



NOTE 9 - PREFERRED STOCK

CLASS B PREFERRED STOCK
At December 31, 1995 and 1994, the Company was authorized to issue 1,302,300 shares of Class B Preferred Stock, par value $.50 per share, which may be issued in series from time to time at the discretion of the Board of Directors. Holders of all series of Class B Preferred Stock share ratably as to rights to payment of dividends and to amounts payable in event of liquidation, dissolution or winding up of the Company. No dividends or payments in liquidation may be made with respect to Common Stock or any other stock ranking junior as to dividends or assets to the Class B Preferred Stock unless all accumulated dividends and sinking fund payments on the Class B Preferred Stock have been paid in full and, in the event of liquidation, unless the accumulated dividends and the liquidation preference of the Class B Preferred Stock have been paid.

SERIES D
At December 31, 1995 and 1994, the Company had 487,400 shares of Class B Cumulative Convertible Preferred Stock, Series D (Preferred Stock), issued and outstanding. Holders of the Preferred Stock are entitled to a cumulative dividend, payable quarterly, at the annual rate of 8.5% ($1.70 per share). The Preferred Stock is redeemable at the option of the Company at any time, in whole or in part, at a price of $20.00 per share. No purchases or redemptions of or dividends on Common Stock may occur unless all accumulated dividends have been paid on the Preferred Stock.

Each share of Preferred Stock has a liquidating value of $20.00 per share and is convertible into Common Stock at the rate of 1.4545 shares of Common Stock for each share of Preferred Stock (equivalent to a conversion price of $13.75 per common share), subject to adjustment under certain conditions. At December 31, 1995, a total of 708,923 shares of Common Stock was reserved for issuance upon conversion of the Preferred Stock.

If six quarterly dividends on the Preferred Stock are unpaid, the holders of Preferred Stock shall have the right, voting as a class, to elect two additional persons to the Board of Directors of the Company until all such dividends have been paid.

NOTE 10 - COMMON STOCK

EMPLOYEE STOCK OWNERSHIP PLANS

The Company has two employee stock ownership plans, the Kerr Group, Inc. Employee Incentive Stock Ownership Plan Trust formed in 1985 (ESOP I) and the Kerr Group, Inc. 1987 Employee Incentive Stock Ownership Plan Trust formed in 1987 (ESOP II). Both plans are for the benefit of employees of the Company. The Company borrowed funds from a group of banks, which in turn were loaned to the plans for the purpose of purchasing shares of the Company's Common Stock. The bank loans were repaid on February 28, 1992. The related Company loan to ESOP I was repaid during 1993 and the loan to ESOP II was repaid during 1994.

ESOP I and ESOP II obtained the funds to repay loans primarily through the receipt of tax deductible contributions made by the Company. The Company funded such contributions primarily through the reduction of compensation and benefits, and deferral of salary increases which it would otherwise have provided to its employees. Total contribution expense for these plans was $472,000 and $633,000 in 1994 and 1993, respectively. For financial statement purposes, the bank loans were reflected as a liability and the Company's loans to ESOP I and ESOP II were reflected as a reduction in stockholders' equity.

STOCK OPTIONS
Under the Company's Stock Option Plans for employees, options may be granted at a price determined by the Stock Option Committee of the Board of Directors, which may be less than market value. Options may be exercised during periods established by such Committee; however, in no event may any option be exercised more than ten years after the date of grant. All of the Company's currently outstanding options generally vest in cumulative installments of 20% per year commencing on the date of grant. Such options become exercisable in full upon the occurrence of certain enumerated events, including certain changes in control of the Company.

The options granted beginning in 1992 provide that the Company's stock price must equal or exceed a triggering price per Common Share, which is higher than the exercise price of the option, for ten consecutive trading days for the options to be exercisable. The options granted during 1995, 1994 and 1993 had triggering prices of $12.50 per Common Share. The options granted during 1992 had triggering prices of $10 per Common Share, which requirement was met during 1994, and the options issued during 1992 are now exercisable.

The following tabulation summarizes changes under the Company's Stock Option Plans for employees during the years ended December 31, 1995, 1994 and 1993.

- -----------------------------------------------------------------------------------------------------------
                                       1995                      1994                       1993
- -----------------------------------------------------------------------------------------------------------
                             Number Of                 Number Of                  Number Of
                              Options    Price Range    Options    Price Range     Options    Price Range
- -----------------------------------------------------------------------------------------------------------
Options Outstanding:
   Beginning of year         252,100    $5 3/8-10 3/8  274,000    $5 3/8-8 5/16   198,850    $5 3/8-11 7/16
   Granted                   204,000     7 9/16          6,500     9 7/16-10 3/8  157,500     8-8 5/16
   Exercised                  (6,000)    5 3/8         (10,400)    5 3/8-7 1/8         --
   Cancelled                 (23,000)    5 3/8-8 5/16  (18,000)    5 3/8-8 5/16   (36,000)    5 3/8-10 3/4
   Expired                        --                        --                    (46,350)    5 3/8-11 7/16
                             -------    -------------  -------    -------------   -------    --------------

   End of year               427,100     5 3/8-10 3/8  252,100     5 3/8-10 3/8    274,000    5 3/8-8 5/16

Exercisable at end of year:

   Currently exercisable      83,200                    70,900                      56,200
   Exercisable if Common
      Stock trades at
      triggering price of
      $  12.50               277,300                    57,501                      31,500
                             -------                    ------                      ------

         Total               360,500                   128,401                      87,700


Available for grant at
end of year                   21,497                    22,497                      20,100


In addition, the 1988 Stock Option Plan for Non-Employee Directors (the 1988
Plan), consisting of 80,000 shares, and 1993 Stock Option Plan for Non-Employee Directors (the 1993 Plan), consisting of 60,000 shares, provide for the grant of options to purchase Common Stock to members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries or affiliates. The option price of each option granted under these plans is the fair market value of Common Stock on the date of grant. Options under the 1988 Plan are immediately exercisable upon grant and will expire five years from the date of grant. Future grants of options under the 1988 Plan can only be made to Directors other than the Company's current Directors. Options under the 1993 Plan are exercisable six months after date of grant, provided that the Company's stock price equals or exceeds $12.50 per Common Share for ten consecutive trading days. Options under the 1993 Plan expire ten years from the date of grant.

The following tabulation summarizes changes under the Company's Stock Option Plans for Non-Employee Directors during the years ended December 31, 1995, 1994 and 1993.

- ------------------------------------------------------------------------------------------------------
                                       1995                      1994                    1993
- ------------------------------------------------------------------------------------------------------
                              Number Of                 Number Of               Number Of
                                Options  Price Range      Options  Price Range    Options  Price Range
- ------------------------------------------------------------------------------------------------------
Options Outstanding:
   Beginning of year             60,000      $8 3/16       60,000      $8 3/16     60,000     $11 5/16

   Granted                           --                        --                  60,000       8 3/16
   Exercised                         --                        --                      --
   Expired                           --                        --                 (60,000)     11 5/16
                                 ------                    ------                  ------

   End of year                   60,000       8 3/16       60,000      8 3/16      60,000       8 3/16

Exercisable at end of year:
   Currently exercisable             --                        --                      --

   Exercisable if Common
      Stock trades at $12.50
      per share or above         60,000                    60,000                  60,000
                                 ------                    ------                  ------
   Total                         60,000                    60,000                  60,000

Available for grant at
   end of year                   80,000                    80,000                  80,000

The aggregate option price for all outstanding options at December 31, 1995, 1994 and 1993 was $3,698,000, $2,359,000 and $2,508,000, respectively. At the time options are exercised, the common stock account is credited with the par value of the shares issued and additional paid-in capital is credited with the cash proceeds in excess of par value. The Company's Stock Option Plans permit the grant of both incentive stock options and nonstatutory stock options.

RESTRICTED STOCK PLAN
In 1985 and 1984, the Company sold 65,000 shares and 75,000 shares, respectively, of Treasury Stock to an officer of the Company at a price of $1.00 per share. The shares were sold subject to forfeiture and restrictions on disposition under conditions as defined in the Restricted Stock Purchase Agreements between the Company and the officer. As of December 31, 1994, the restrictions on all 140,000 shares have been released. Compensation expense was recorded in the periods benefitted as the difference between the fair market value on the date of sale and the sale price. During 1993, total shares of 15,000 were released from restriction.

NOTE 11 - LOSS ON PLANT RELOCATION

During the fourth quarter of 1993, the Company recorded a pre-tax loss of approximately $4,500,000 ($2,754,000 after-tax or $0.75 per common share) associated with the relocation of its home canning cap and lid manufacturing operations from Chicago, Illinois to a new manufacturing facility in Jackson, Tennessee. The pre-tax loss consisted primarily of accruals for i) the early recognition of retiree health care and pension expense, severance, workers' compensation costs and insurance continuation costs of approximately $2,500,000,
ii) asset retirement and related facility closing costs of approximately $1,000,000, and iii) moving and relocation costs of approximately $700,000. In 1995, the Company made cash payments related to relocation costs of approximately $200,000. In 1994, the Company made cash payments related to such accruals for i) the early recognition of retiree health care and pension expense, severance, workers' compensation costs and insurance continuation costs of approximately $1,500,000, ii) asset retirement and related facility closing costs of approximately $600,000, iii) moving and relocation costs of approximately $600,000 and iv) other costs of approximately $300,000. In addition, during 1994, approximately $300,000 was charged against such accruals related to the book value of fixed assets retired. The remaining accruals primarily relate to retiree health costs and pensions which will be paid over a number of years.

NOTE 12 - RENTAL EXPENSE AND LEASE COMMITMENTS

The Company occupies certain manufacturing facilities, warehouse facilities and office space and uses certain automobiles, machinery and equipment under noncancelable lease arrangements. Rent expense under these agreements was $3,714,000, $3,085,000 and $3,008,000 in 1995, 1994 and 1993, respectively.

At December 31, 1995, the Company was obligated under various noncancelable leases. Calendar year minimum rental commitments under the Company's leases are as follows:

- --------------------------------------------------------------------------------
                                          Total             Real        Personal
Years Ended December 31,             Commitment         Property        Property
- --------------------------------------------------------------------------------
                                                   (in thousands)
1996                                     $3,644           $3,256            $388
1997                                      3,517            3,253             264
1998                                      3,395            3,220             175
1999                                      3,311            3,200             111
2000                                      2,607            2,590              17
2001 through 2014                        20,276           20,276              --


Real estate taxes, insurance and maintenance expenses are obligations of the Company. Generally, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In connection with the Company's Workers' Compensation insurance programs, the Company has pledged a certificate of deposit in the amount of $500,000 to secure surety bonds. The Company's estimate of its ultimate liability relating to these programs has been reflected on the Company's consolidated balance sheet as a liability.

The Company has been designated by the Environmental Protection Agency as a potentially responsible party to share in the remediation costs of several waste disposal sites. Pursuant to the sale of the Metal Crown Business, the Company has indemnified the buyer for certain environmental remediation costs. In addition, pursuant to the sale of the Commercial Glass Container Business, the Company has indemnified the buyer for certain environmental remediation costs and has retained ownership of certain real property used in the Commercial Glass Container Business which may require environmental remediation. During 1995, the Company made cash payments related to environmental remediation of $327,000. As of December 31, 1995, the Company has accrued a reserve of approximately $312,000 for the expected remaining costs associated with environmental remediation described above and in connection with its current manufacturing plants. The amount of the reserve was based in part on an environmental study performed by an independent environmental engineering firm. The Company believes that this reserve is adequate.


NOTE 14 - INDUSTRY SEGMENT INFORMATION

During 1995, the Company operated in two industry segments, Plastic Products and Consumer Products. The manufacturing assets of the Consumer Products segment were subsequently sold in 1996. Operations in the Plastic Products segment involve: 1) the manufacture and sale of a variety of plastic products including child-resistant closures, tamper-evident closures, prescription packaging products, jars and other plastic closures and containers; and 2) the sale of glass prescription products. Operations in the Consumer Products segment involve: 1) the manufacture and sale of caps and lids for home canning, and 2) the sale of glass jars and a line of pickling spice and pectin products for home canning, iced tea tumblers and beverage mugs. Intersegment sales are not material. No customer accounted for more than 10% of net sales in 1995, 1994 or 1993.

The Company carries on a product development and engineering program with respect to its Plastic Products Business. Expenditures for such programs during the years ended December 31, 1995, 1994 and 1993 were approximately $3,300,000, $3,600,000 and $2,000,000, respectively.

Although the Company owns a number of United States patents, including patents for its tamper-evident closures and certain of its child-resistant closures, it is of the opinion that no one or combination of these patents is of material importance to its business. The Company has granted licenses on some of its patents, although the income from these sources is not material.

Segment earnings is income before unusual items not attributable to one of the segments, general corporate expenses, interest expense, interest and other income and provision (benefit) for income taxes.

Identifiable assets by industry segment are those assets that are used in the Company's operations in each industry segment. Corporate assets are principally cash and cash equivalents, the deferred income tax asset, land and buildings formerly used as a glass container manufacturing plant that is being held for sale, certificates of deposit and certain intangible assets.

A summary of the Company's operations by industry segment follows:

- --------------------------------------------------------------------------------
Years Ended December 31,                            1995       1994       1993
- --------------------------------------------------------------------------------
                                                          (in thousands)
Net sales:
   Plastic Products                               $109,187   $106,792   $ 98,533
   Consumer Products (b)                            29,808     32,364     28,839
                                                  --------   --------   --------
      Total                                       $138,995   $139,156   $127,372
                                                  ========   ========   ========

Segment earnings (loss):
   Plastic Products                               $  4,842   $ 12,055   $ 11,428
   Consumer Products (a)(b)                         (1,590)     3,213     (2,707)
                                                  --------   --------   --------

      Total                                          3,252     15,268      8,721
   Loss on revaluation of land                       1,000         --         --

   General corporate expenses                        5,258      4,903      4,866
                                                  --------   --------   --------

Earnings (loss) before interest and income taxes    (3,006)    10,365      3,855
Interest expense                                     6,047      4,985      5,680
Interest and other income                             (228)      (369)      (858)
                                                  --------   --------   --------

Earnings (loss) before income taxes               $ (8,825)  $  5,749   $   (967)
                                                  ========   ========   ========

(a) The 1993 segment loss for Consumer Products includes a $4,500,000 pre-tax loss associated with the relocation of the Company's home canning cap and lid manufacturing operations. See Note 11 of notes to consolidated financial statements for further information.

(b) The manufacturing assets of the Consumer Products segment were sold on March 15, 1996.

Identifiable assets, depreciation and amortization and capital expenditures for each segment are as follows:

- --------------------------------------------------------------------------------
Years Ended December 31,                      1995          1994          1993
- --------------------------------------------------------------------------------
                                                       (in thousands)
Identifiable Assets:
   Plastic Products                         $ 79,367      $ 84,283      $ 69,834
   Consumer Products(a)                       18,981        22,782        20,403
   Corporate                                  21,873        16,635        27,112
                                            --------      --------      --------

      Total                                 $120,221      $123,700      $117,349
                                            ========      ========      ========

Depreciation and amortization:
   Plastic Products                         $  7,961      $  6,946      $  6,600
   Consumer Products(a)                          343           236           197
   Corporate                                     712           549           567
                                            --------      --------      --------

      Total                                 $  9,016      $  7,731      $  7,364
                                            ========      ========      ========

Capital expenditures:
   Plastic Products                         $ 10,604      $ 13,906      $  8,587
   Consumer Products(a)                          976         1,472         1,920
   Corporate                                     260           270           749
                                            --------      --------      --------

      Total                                 $ 11,840      $ 15,648      $ 11,256
                                            ========      ========      ========

- -------------
(a) The manufacturing assets of the Consumer Products segment were sold on March 15, 1996.

NOTE 15 - CONDENSED QUARTERLY DATA FOR 1995 AND 1994 (UNAUDITED)

- --------------------------------------------------------------------------------
Three Months Ended                        March 31  June 30   Sept. 30  Dec. 31
- --------------------------------------------------------------------------------
                                         (in thousands, except per share amounts)
1995
Net sales                                 $30,390   $41,892   $39,021   $27,692
Gross profit                                8,577     9,783     8,080     3,591

Net loss  (a)                                (387)     (285)   (1,099)   (3,536)
      Preferred stock dividends               207       207       207       208
                                          -------   -------   -------   -------

Net loss applicable to common
   stockholders  (a)                      $  (594)  $  (492)  $(1,306)  $(3,744)
                                          =======   =======   =======   =======

Net loss per common share (primary and
   fully diluted)                         $ (0.16)  $ (0.13)  $ (0.33)  $ (0.95)

   (a) Net for the quarter ended December 31, 1995 includes a pre-tax loss of $1,000,000 ($0.15 per common share) related to the write-down in the book value of land formerly used by the Company as a glass container manufacturing plant.

- --------------------------------------------------------------------------------
Three Months Ended                         March 31  June 30   Sept. 30  Dec. 31
- --------------------------------------------------------------------------------
                                         (in thousands, except per share amounts)
1994
Net sales                                  $29,380   $41,004   $40,624   $28,148
Gross profit                                 9,961    12,291    12,007     8,541

Net earnings                                   263     1,599     1,310       232
      Preferred stock dividends                207       207       207       208
                                           -------   -------   -------   -------
Net earnings applicable to
   common stockholders                     $    56   $ 1,392   $ 1,103   $    24
                                           =======   =======   =======   =======


Net earnings per common share:
   Primary                                 $  0.02   $  0.38   $  0.30   $  0.01
   Fully diluted                           $  0.02   $  0.36   $  0.30   $  0.01

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

                  The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 30, 1996 contains on pages 2 through 6 the remaining information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

ITEM 11.          EXECUTIVE COMPENSATION

                  The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 30, 1996 contains on pages 7 through 12 the information required by Item 11 of Form 10-K, and such information is incorporated herein by this reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 30, 1996 contains on pages 2 through 3 the information required by Item 12 of Form 10-K, and such information is incorporated herein by this reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 30, 1996 contains on page 13 the information required by Item 13 of Form 10-K, and such information is incorporated herein by this reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

                  a. (i)  Financial Statements

                  In addition to the Consolidated Financial Statements and Independent Auditors' Report included at Item 8, the following are included herein:

                  Schedules for the three years ended December 31, 1995:

                  VIII     -        Valuation and Qualifying Accounts, page 61.

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

                     10.1 Amended and Restated Employment Agreement between the Registrant and Roger W. Norian dated as of December 1, 1994 incorporated by reference to
                               Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1994.

                     10.2 Amendment dated as of January 2, 1996 of the Employment Agreement between Registrant and Roger
                               W. Norian.

                     10.3      Employment Agreement between the Registrant and
                               D. Gordon Strickland dated as of June 16, 1986 is incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1986.

                     10.4 Amendment dated as of January 2, 1996 of the Employment Agreement between Registrant and D. Gordon Strickland.

                     10.5 Employment Agreement between the Registrant and Robert S. Reeves dated as of February 17, 1983 is incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1983.

                     10.6 Amendment dated as of January 2, 1996 of the Employment Agreement between Registrant and Robert S. Reeves.

                     10.7 Employment Agreement, as amended, between Registrant and Geoffrey A. Whynot dated as of November 1, 1989.

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

                     10.10 Amendment dated as of January 2, 1996 of the Employment Agreement between Registrant and J. Stephen Grassbaugh.

                     10.11 1984 Stock Option Plan is incorporated by reference to Exhibit 4.7 to Registration Statement No. 2-92722.

                     10.12 1987 Stock Option Plan is incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1986.

                     10.13 Amended and Restated 1993 Employee Stock Option Plan incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1994.

                     10.14 1987 Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1987.

                     10.15 1993 Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                     10.16 Form of Stock Option Agreement used in connection with the 1984 Stock Option Plan is incorporated by reference to Exhibit 4.11 to Registration Statement No. 2-92722.

                     10.17 Form of Stock Option Agreement used in connection with the 1987 Stock Option Plan is incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1986.

                     10.18 Form of Stock Option Agreement used in connection with the 1993 Employee Stock Option Plan is incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1993.

                     10.19 Form of Stock Option Agreement used in connection with the 1987 Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit
                               10.23 to Form 10-K for the fiscal year ended
                               December 31, 1987.

                     10.20 Form of Stock Option Agreement used in connection with the 1993 Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit
                               10.19 to Form 10-K for the fiscal year ended
                               December 31, 1993.

                     10.21 1993 Common Stock Purchase Plan for Non-Employee Directors is incorporated by reference to Exhibit
                               10.3 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                     10.22 Directors' Retirement Consulting Plan is incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended December 31, 1984.

                     10.23 Key Executive Bonus Plan is incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                     10.24 Pension Restoration Plan is incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1994.

                     10.25 Asset Purchase Agreement dated as of November 25, 1991 by and between the Registrant and Ball Corporation is incorporated by reference to
                               Exhibit 1 to Form 8-K dated November 24, 1991.

                     10.26 Asset Purchase Agreement, dated as of December 11, 1992, by and between Crown Cork & Seal Company, Inc. and Kerr Group, Inc. is incorporated by reference to Exhibit 1 to Form 8-K dated December 11, 1992.

                     10.27 Asset Purchase Agreement, dated as of March 15, 1996 between Registrant and Alltrista Corporation is incorporated by reference to Exhibit 2.1 to Form 8-K dated March 29, 1996.

                     10.28 Sales Agent Agreement, dated as of March 15, 1996 between Registrant and Alltrista Corporation is incorporated by reference to Exhibit 99.1 to Form 8-K dated March 29, 1996.

                     10.29 Lease dated as of March 11, 1986 between Northrop Corporation and Registrant with respect to Registrant's principal executive offices, including related amendment to the Lease dated as of September 30, 1986 is incorporated by reference to Exhibit 10.24 to Registration Statement No. 33-08212.

                     10.30 Third amendment of lease dated March 11, 1986 between Northrop Corporation, predecessor in interest to State Teachers Retirement System, and Registrant is incorporated by reference to
                               Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 1995.

                     10.31 Lease dated August 1, 1988 between KCB Development, as lessor, and SCP Corporation, as lessee is incorporated by reference to Exhibit
                               10.23 to Form 10-K for the fiscal year ended
                               December 31, 1994..

                     10.32 Lease dated October 5, 1989 between Century 21 Associates, as lessor, and Santa Fe Plastic Corporation, as lessee, is incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 1994.

                     10.33 Lease between the Industrial Development Board of the City of Jackson and Kerr Group, Inc., Dated as of May 14, 1993 is incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                     10.34 Amended and restated lease dated as of May 16, 1994 between Phoenician Properties, as lessor, and Kerr Group, Inc., as lessee,is incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 1994.

                     10.35 Amendment dated May 18, 1994 between Century 21 Associates and Kerr Group, Inc. related to lease dated October 5, 1989 is incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended September 30, 1994.

                     10.36 Lease agreement dated June 30, 1994 between Bowling Green- Warren County Industrial Authority IV, Inc. and Kerr Group, Inc. is incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended September 30, 1994.

                     10.37 Note Agreement dated as of September 15, 1993 between Kerr Group, Inc. and the Purchasers identified therein is incorporated by reference to Exhibit 2 to Form 8-K dated September 21, 1993.

                     10.38 Line of Credit between PNC Bank and Kerr Group, Inc. dated May 2, 1994 is incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 1994.

                     10.39 Receivables Purchase Agreement dated as of January 19, 1995 between Kerr Group, Inc., as the seller, and PNC Bank, N.A., as the purchaser is incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1994..

                     10.40 Line of Credit between the Bank of Boston and Kerr Group, Inc. dated February 9, 1995 is incorporated by reference to Exhibit 10.32 to Form 10-K for the fiscal year ended December 31, 1994.


                     10.41 Amendment dated February 24, 1995 of the Receivables Purchase Agreement dated as of January 19, 1995 between Kerr Group, Inc., as the seller, and PNC Bank, N.A., as the purchaser is incorporated by reference to Exhibit 10.33 to Form 10-K for the fiscal year ended December 31, 1994.

                     10.42 Amendment dated March 24, 1995 of the Note Agreement dated as of September 15, 1993 between Registrant and the Purchasers identified therein is incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 1995.

                     10.43 Amendment dated April 18, 1995 of the Receivables Purchase Agreement dated as of January 19, 1995 between Registrant, as the seller, and PNC Bank, N.A., as the purchaser is incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 1995.

                     10.44 Amendment dated September 25, 1995 of the Note Agreement dated as of September 15, 1993 between Registrant and the Purchasers identified therein is incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended September 30, 1995.

                     10.45 Consent to amendment dated September 25, 1995 pursuant to the Receivables Purchase Agreement dated as of January 19, 1995 between Registrant, as the seller, and PNC Bank, N.A., as the purchaser identified therein is incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended September 30, 1995.

                     10.46 Consent to amendment dated September 29, 1995 pursuant to Line of Credit between Bank of Boston and Registrant identified therein is incorporated by reference to Exhibit 10.7 to Form 10-Q for the fiscal quarter ended September 30, 1995.

                     10.47 Amendment Agreement dated November 30, 1995 of the Receivables Purchase Agreement dated as of January 19, 1995 between Registrant, as the seller, and PNC Bank, N.A., as the purchaser.

                     10.48 Amended and Restated Loan and Security Agreement dated January 5, 1996 between The First National Bank of Boston and Registrant

                     10.49 Amendment Agreement dated January 5, 1996 of the Note Agreement dated as of September 15, 1993 between Registrant and the Purchasers identified therein.

                     10.50 Intercreditor Agreement dated January 5, 1996 between The First National Bank of Boston and the Purchasers identified in the Note Agreement dated as of September 15, 1993.

                     10.51 Consent, Waiver and Amendment Agreement dated March 15, 1996 between PNC Bank, N.A, the Purchasers identified in the Note Agreement dated as of September 15, 1993, The First National Bank of Boston and Registrant.

                     11.1 Statement re: Computation of Per Common Share Earnings (Loss).

                     21.1      Subsidiaries.

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

                  b.  Reports on Form 8-K

                           None filed in the three months ended December 31,
1995

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KERR GROUP, INC.


                                    BY:/s/ D. Gordon Strickland
                                       ------------------------
                                    D. Gordon Strickland, President and
                                    Chief Executive Officer

Dated:  March 29, 1996
        Los Angeles, California

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Gordon C. Hurlbert                                        March 29, 1996
- ---------------------------------------
Gordon C. Hurlbert, Director

/s/ Michael C. Jackson                                        March 29, 1996
- ---------------------------------------
Michael C. Jackson, Director

/s/ John D. Kyle                                              March 29, 1996
- ---------------------------------------
John D. Kyle, Director

/s/ James R. Mellor                                           March 29, 1996
- ---------------------------------------
James R. Mellor, Director

/s/ D. Gordon Strickland                                      March 29, 1996
- ---------------------------------------
D. Gordon Strickland, Principal
      Executive Officer; Director

/s/ Robert M. O'Hara                                          March 29, 1996
- ---------------------------------------
Robert M. O'Hara, Director

/s/ Harvey L. Sperry                                          March 29, 1996
- ---------------------------------------
Harvey L. Sperry, Director

/s/ Geoffrey A. Whynot                                        March 29, 1996
- ---------------------------------------
Geoffrey A. Whynot
      Principal Financial Officer

/s/ J. Stephen Grassbaugh                                     March 29, 1996
- ---------------------------------------
J. Stephen Grassbaugh
       Principal Accounting Officer

                                  SCHEDULE VIII

                                KERR GROUP, INC.

                        Valuation and Qualifying Accounts

                       Three years ended December 31, 1995
                                 (in thousands)



            Column A                 Column B          Column C            Column D   Column E
- --------------------------------   ------------  ----------------------  -----------  ---------
                                                       Additions
                                                 ----------------------
                                                     (1)         (2)
                                      Balance      Charged     Charged   Deductions    Balance
                                   at Beginning  (Credited)    to Other     From       at End
           Description              of Period    to Earnings   Account   Reserves(a)  of Period
- --------------------------------   ------------  -----------   --------  -----------  ---------
Allowance for doubtful accounts,
  year ended:

     December 31, 1993                 $645        ($ 42)       $   --      $ 25        $578
                                       ====         ====        ======      ====        ====


     December 31, 1994                 $578         $ 39        $   --      $447        $170
                                       ====         ====        ======      ====        ====


     December 31, 1995                 $170         $272        $   --      $ 21        $421
                                       ====         ====        ======      ====        ====





(a) These deductions represent uncollectible amounts charged against the reserve.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                KERR GROUP, INC.

                                    FORM 10-K
                        for year ended December 31, 1995


                INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K

Exhibit No.          Document
- -----------          --------
10.2                 Amendment dated as of January 2, 1996 of the Employment
                     Agreement between Registrant and Roger W. Norian.

10.4                 Amendment dated as of January 2, 1996 of the Employment
                     Agreement between Registrant and D. Gordon Strickland.

10.6                 Amendment dated as of January 2, 1996 of the Employment
                     Agreement between Registrant and Robert S. Reeves.

10.7 Employment Agreement, as amended, between Registrant and Geoffrey A. Whynot dated as of November 1, 1989.

10.10                Amendment dated as of January 2, 1996 of the Employment
                     Agreement between Registrant and J. Stephen Grassbaugh.

10.47                Amendment Agreement dated November 30, 1995 of the
                     Receivables Purchase Agreement dated as of January 19, 1995 between Registrant, as the seller, and PNC Bank, N.A., as the purchaser.

10.48                Amended and Restated Loan and Security Agreement dated
                     January 5, 1996 between The First National Bank of Boston and Registrant

Exhibit No.          Document
- -----------          --------
10.49                Amendment Agreement dated January 5, 1996 of the Note
                     Agreement dated as of September 15, 1993 between Registrant and the Purchasers identified therein.

10.50                Intercreditor Agreement dated January 5, 1996 between The
                     First National Bank of Boston and the Purchasers identified in the Note Agreement dated as of September 15, 1993.

10.51                Consent, Waiver and Amendment Agreement dated March 15,
                     1996 between PNC Bank, N.A, the Purchasers identified in the Note Agreement dated as of September 15, 1993, The
                     First National Bank of Boston and Registrant

11.1                 Statement re: Computation of Per Common Share Earnings
                     (Loss).

21.1                 Subsidiaries

23.1                 Consent of Independent Certified Public Accountants.
