Form 10-Q
period 1996-03-31
KERR GROUP INC
filed 1996-05-14
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended  March 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                    -------------   --------------

     Commission File Number                  1 - 7272

                                KERR GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            95-0898810
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

 1840 Century Park East, Los Angeles, CA                         90067
(Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code            (310) 556-2200

         Former name, former address and former fiscal year, if changed since last year.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of April 30, 1996 was 3,933,095.

                                KERR GROUP, INC.

                                      INDEX

                                                                       Page No.
                                                                       --------
Part I.  Financial Information

    Item 1.  Financial Statements
       Consolidated Balance Sheets -
          March 31, 1996 and December 31, 1995                          3 - 4

       Condensed Consolidated Statements of Earnings (Loss) -
          Three Months Ended March 31, 1996 and 1995                    5

       Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1996 and 1995                    6

       Notes to Condensed Consolidated Financial Statements             7 - 9

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations         10 - 12

Part II.  Other Information                                           13

                                KERR GROUP, INC.

                           Consolidated Balance Sheets
                   As of March 31, 1996 and December 31, 1995
                      (in thousands except per share data)


                                                            (Unaudited)  (As Restated)
                                                             March 31,   December 31,
Assets                                                         1996          1995
                                                             ---------    ---------
Current assets
     Cash and cash equivalents                               $   5,044    $   3,904
     Receivables-primarily trade accounts,
         less allowance for doubtful accounts
         of $278 at March 31, 1996 and $212
         at December 31, 1995                                    7,906        7,154
     Inventories
         Raw materials and work in process                       6,634        7,815
         Finished goods                                          9,418        9,933
                                                             ---------    ---------
                Total inventories                               16,052       17,748

     Prepaid expenses and other current assets                   2,566        3,106
     Current net assets related to discontinued operations      16,668       12,847
                                                             ---------    ---------

                Total current assets                            48,236       44,759
                                                             ---------    ---------


Property, plant and equipment, at cost                         103,115      105,725
Accumulated depreciation and amortization                      (59,817)     (58,907)
                                                             ---------    ---------
     Net property, plant and equipment                          43,298       46,818
                                                             ---------    ---------


Deferred income taxes                                           11,222        8,057
Goodwill and other intangibles, net of amortization
     of $2,339 at March 31, 1996 and $2,247 at
     December 31, 1995                                           6,476        6,983
Other assets                                                     7,515        8,026
Non-current net assets related to discontinued operations            0        4,854
                                                             ---------    ---------

                                                             $ 116,747    $ 119,497
                                                             =========    =========

See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                           Consolidated Balance Sheets
                   As of March 31, 1996 and December 31, 1995
                      (in thousands except per share data)

                                                  (Unaudited)  (as Restated)
                                                   March 31,   December 31,
Liabilities and Stockholders' Equity                  1996        1995
                                                   ---------    ---------
Current liabilities
     Short-term debt                               $   6,040    $   6,500
     Senior debt due 1997 through 2003
         classified as current                        46,460       50,000
     Accounts payable                                 10,124        9,739
     Accrued expenses                                 13,444        8,858
                                                   ---------    ---------

                Total current liabilities             76,068       75,097
                                                   ---------    ---------

Pension liability                                     17,182       18,318
Other long-term liabilities                            4,515        2,175

Stockholders' equity
     Preferred Stock, 487 shares authorized
         and issued, at liquidation value of
         $20 per share                                 9,748        9,748
     Common Stock, $ .50 par value per share,
         20,000 shares authorized, 4,226 shares
         issued                                        2,113        2,113
     Additional paid-in capital                       27,239       27,239
     Retained earnings (accumulated deficit)          (4,582)       1,860
     Treasury Stock, 293 shares at cost               (6,913)      (6,913)
     Excess of additional pension liability
         over unrecognized prior service
         cost, net of tax benefits                    (8,623)     (10,140)
                                                   ---------    ---------

                      Total stockholders' equity      18,982       23,907
                                                   ---------    ---------

                                                   $ 116,747    $ 119,497
                                                   =========    =========

See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

              Condensed Consolidated Statements of Earnings (Loss)
               for the Three Months Ended March 31, 1996 and 1995
                      (in thousands except per share data)



                                                                         (Unaudited)
                                                                     Three Months Ended
                                                                          March 31,
                                                                      1996        1995
                                                                    --------    --------
Net sales                                                           $ 25,096    $ 27,362
Cost of sales                                                         22,729      21,029
                                                                    --------    --------

     Gross profit                                                      2,367       6,333

Selling, warehouse, general and
    administrative expenses                                            6,384       5,886
Loss on restructuring                                                  7,500           0
Interest expense                                                       1,359       1,129
Interest and other income                                               (100)        (46)
                                                                    --------    --------

     Loss from continuing operations before income taxes             (12,776)       (636)

Benefit for income taxes                                              (5,110)       (261)
                                                                    --------    --------

     Loss from continuing operations                                  (7,666)       (375)

Discontinued Operations:
     Gain on sale of discontinued operations                           1,564           0
     Loss from discontinued operations                                  (133)        (12)
                                                                    --------    --------
     Net earnings (loss) from discontinued operations                  1,431         (12)
                                                                    --------    --------

     Net loss                                                         (6,235)       (387)

Preferred stock dividends                                                207         207
                                                                    --------    --------

     Net loss applicable to common stockholders                     $ (6,442)   $   (594)
                                                                    ========    ========

Net  earnings (loss) per common share, primary and fully diluted:
        From continuing operations                                  $  (2.00)   $  (0.16)
        From discontinued operations                                    0.36        0.00
                                                                    --------    --------

        Net loss                                                    $  (1.64)   $  (0.16)
                                                                    ========    ========

See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                 Condensed Consolidated Statements of Cash Flow
               for the Three Months Ended March 31, 1996 and 1995
                                 (in thousands)

                                                                                (Unaudited)
                                                                             Three Months Ended
                                                                                 March 31,
                                                                            -------------------
                                                                              1996       1995
                                                                            --------    -------
Cash flows provided (used) by operations
 Continuing operations:
    Loss from continuing operations                                         $ (7,666)   $  (375)
    Add (deduct) noncash items included in
     loss from continuing operations
       Loss on restructuring, net of tax                                       4,500          0
       Depreciation and amortization                                           2,556      2,028
       Change in deferred income taxes                                        (2,130)       308
       Reduction in total pension liability, net                                  15        242
       Other, net                                                                 25        488
    Changes in other operating working capital
       Receivables                                                              (752)       (92)
       Inventories                                                               648        673
       Other current assets                                                      150        (54)
       Accounts payable                                                          385     (4,146)
       Accrued expenses                                                       (1,304)       135
                                                                            --------    -------
       Cash flow provided (used) by continuing operations                     (3,573)      (793)
    Cash flow provided (used) by discontinued operations                      (3,932)    (3,430)
                                                                            --------    -------
       Total cash flow provided (used) by operations                          (7,505)    (4,223)
                                                                            --------    -------

Cash flows provided (used) by investing activities
 Continuing operations:
    Capital expenditures                                                        (231)      (995)
    Payments associated with restructuring                                    (1,188)         0
    Other, net                                                                   260        402
Discontinued operations:
    Capital expenditures                                                        (234)      (116)
    Proceeds from sale of assets of Consumer Products Business                14,417          0
    Other, net                                                                  (172)      (783)
                                                                            --------    -------
           Cash flow provided (used) by investing activities                  12,852     (1,492)
                                                                            --------    -------

Cash flows provided (used) by financing activities
    Net borrowings (repayments) under lines of credit                           (460)     3,800
    Repayment of Senior Notes                                                 (3,540)         0
    Dividends paid                                                              (207)      (207)
    Other, net                                                                     0         32
                                                                            --------    -------
           Cash flow provided (used) by financing activities                  (4,207)     3,625
                                                                            --------    -------

Cash and cash equivalents
    Increase (decrease) during the period                                      1,140     (2,090)
    Balance at beginning of the period                                         3,904      2,261
                                                                            --------    -------
       Balance at end of the period                                         $  5,044    $   171
                                                                            ========    =======

See accompanying notes to condensed consolidated financial statements

                                KERR GROUP, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1)   General

     The condensed consolidated financial statements include the accounts of Kerr Group, Inc. and its wholly owned subsidiary (collectively referred to as the Company). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and changes in cash flows for the three months ended March 31, 1996 and 1995.

     The results of operations for the first three months of 1996 are not necessarily indicative of the results to be expected for the full year.

     Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Preferred Stock and the elimination of the related Preferred Stock dividends. The calculation of fully diluted net earnings (loss) per common share for the three months ended March 31, 1996 and 1995 was not dilutive.


2)   Discontinued Operations

     On March 15, 1996, the Company sold the manufacturing assets of the Consumer Products Business for a purchase price of $14,417,000. These proceeds were utilized for working capital, to reduce debt, including $3,500,000 of debt secured by liens on certain machinery and equipment of the Company, and to fund costs of the restructuring (see Note 3). The Company also expects to receive approximately $16,500,000, primarily during the remainder of 1996, from the sale by the Company of the inventory of the Consumer Products Business and from the collection of the accounts receivable of the Consumer Products Business.

     During the first quarter of 1996, the Company incurred a one-time pretax gain of $2,607,000 ($1,564,000 after-tax or $0.40 per common share) in connection with the sale of the manufacturing assets of the Consumer Products Business. This pre-tax gain has been reduced by $5,800,000 of reserves, primarily consisting of $3,800,000 for retiree health care and pension expense, $1,000,000 for severance and related costs, $500,000 for professional fees and $300,000 for asset retirements.

     The assets and liabilities of the discontinued Consumer Products Business have been reclassified on the Consolidated Balance Sheets from the previously reported classification to separately identify them as current net assets and non-current net assets related to discontinued operations. These net assets consist of net working capital, net property, plant and equipment, other assets and intangible assets, less related liabilities.

     The results of the Consumer Products Business have been reported separately as a component of discontinued operations in the Condensed Consolidated Statements of Earnings (Loss). The presentation of this business as discontinued had no effect on net loss, net loss applicable to common stockholders or net loss per common share from the amounts previously reported.

3)   Restructuring

     During the first quarter of 1996, the Company recorded an unusual loss of $7,500,000 ($4,500,000 after-tax or $1.14 per common share) for the costs associated with the restructuring of the Company, which include moving the corporate headquarters from Los Angeles, California to Lancaster, Pennsylvania and relocating the wide-mouth jar operations from Santa Fe Springs, California to Bowling Green, Kentucky. The pre-tax loss consists primarily of reserves of $3,000,000 for severance and related costs, $2,200,000 for losses on the sublease of two facilities, and $1,900,000 for asset retirements.

     The restructuring is expected to result in annualized pre-tax cost savings of approximately $6,500,000. These cost savings are expected to be substantially realized in 1997.

     In addition to the presently recorded restructuring loss, the Company will also incur non-recurring pre-tax losses during 1996 and early 1997 associated with the restructuring of approximately $2,400,000 ($1,440,000 after-tax or $0.37 per common share) primarily related to equipment and personnel relocation costs, and inefficiencies related to the relocation of operations. Accounting rules require these costs to be expensed as incurred.


4)  Receivables

     Receivables as of March 31, 1996 and December 31, 1995, as shown on the accompanying Consolidated Balance Sheets, have been reduced by net proceeds of $5,904,000 and $7,357,000, respectively, from advances pursuant to the sale of receivables under the Company's Accounts Receivable Facility. In addition, receivables as of March 31, 1996 and December 31, 1995, related to discontinued operations, included in Current Net Assets Related to Discontinued Operations on the accompany Consolidated Balance Sheets, have been reduced by net proceeds of $1,767,000 and $343,000, respectively, from advances pursuant to the sale of receivables under the Company's Accounts Receivable Facility.


5)  Financing

     The Company has obtained waivers of certain financial covenants through May 15, 1996 from the lenders under the Senior Notes, the lender under a $6,040,000 unsecured note and the purchaser under the Receivable Agreement (collectively referred to as "Lenders") and an extension of the maturity date of the unsecured note to May 15, 1996. The Company is in discussions with the Lenders regarding extension of these waivers and the extension of the due date of the unsecured note. All of the Company's outstanding indebtedness is unsecured. Although the Company has obtained waivers or amendments from the Lenders on previous occasions, there can be no assurance that the Lenders will agree to further waivers.

     If additional waivers of financial covenants or the extension of the maturity date of the unsecured note are not obtained, the Lenders would be entitled to exercise certain remedies, including the acceleration of the due date for payment of the Senior Notes and the unsecured note, and the termination of the Receivable Agreement.

     Based upon the past experience of the Company in obtaining waivers or amendments from its Lenders and because the Company expects to use a portion of the proceeds from the sale of inventory and collection of accounts receivables of the Consumer Products Business to further reduce debt, the Company believes that the Lenders will extend the due date of the unsecured note, will not accelerate the due date for payment of the Senior Notes and will not terminate the Receivable Agreement. The accompanying consolidated financial statements have been prepared on the basis of such belief of the Company.

                                KERR GROUP, INC.
               Computation of Net Earnings (Loss) Per Common Share
                      (in thousands except per share data)


                                                            (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                         ------------------
                                                          1996       1995
                                                         -------    -------
Primary Net Earnings (Loss) Per Common Share
     Net loss                                            $(6,235)   $  (387)

     Less Preferred Stock dividends                         (207)      (207)
                                                         -------    -------

     Net loss applicable to primary earnings per
        common share                                     $(6,442)   $  (594)
                                                         =======    =======

     Weighted average number of common
        shares outstanding                                 3,933      3,678
                                                         =======    =======

     Primary net loss per common share                   $ (1.64)   $  (.16)
                                                         =======    =======



Fully Diluted Net Earnings (Loss) Per Common Share
     Net loss applicable to primary earnings
        per common share                                 $(6,442)   $  (594)

     Add Preferred Stock dividends                           207        207
                                                         -------    -------

     Net loss applicable to fully
        diluted earnings per common share                $(6,235)   $  (387)
                                                         =======    =======

     Weighted average number of common
         shares outstanding                                3,933      3,678

     Common shares issuable from assumed
         conversion of Preferred Stock                       709        709

     Incremental common shares issuable upon
         assumed exercise of outstanding stock options        19         17
                                                         -------    -------

     Adjusted weighted average number of common
         shares outstanding                                4,661      4,404
                                                         =======    =======

     Fully diluted net loss per common share:
         As computed                                     $ (1.34)   $  (.09)
                                                         =======    =======
         As reported (a)                                 $ (1.64)   $  (.16)
                                                         =======    =======

(a) The calculation of fully diluted net loss per common share for the three months ended March 31, 1996 and 1995 was not dilutive.

                                KERR GROUP, INC.

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations for the Three Months Ended March 31, 1996 and 1995


Results of Operations
Continuing Operations

Net sales for the three months ended March 31, 1996 were $25,096,000 as compared to $27,362,000 for the three months ended March 31, 1995, a decrease of $2,266,000 or 8%. The decrease in net sales for the three months ended March 31, 1996 over the comparable period in 1995 was due primarily to lower sales of prescription packaging products.

Cost of sales for the three months ended March 31, 1996 were $22,729,000 as compared to $21,029,000 for the three months ended March 31, 1995, an increase of $1,700,000 or 8%. The increase in cost of sales for the three months ended March 31, 1996 over the comparable period in 1995 was due primarily to higher manufacturing costs and inefficiencies due to reduced production.

Gross profit as a percent of net sales for the three months ended March 31, 1996 decreased to 9% as compared to 23% for the three months ended March 31, 1995. The decrease in gross profit as a percent of net sales for the three months ended March 31, 1996 over the comparable period in 1995 was primarily due to 1995 cost increases which have not been offset by price increases, increased reserves for customer rebates and inventory obsolescence, and inefficiencies due to reduced production. Management will endeavor to implement price increases during the remainder of 1996 to offset a portion of the cost increases experienced during 1995. In addition, management does not expect to further increase the level of reserves for customer rebates and inventory obsolescence during 1996.

Selling, warehouse, general and administrative expenses increased $498,000 or 8% during the three months ended March 31, 1996, as compared to the same period in 1995, due primarily to the start up of operations at the Company's new Bowling Green, Kentucky facility and higher warehousing costs.

Net interest expense increased $176,000 during the three months ended March 31, 1996, as compared to the same period in 1995, primarily as a result of higher levels of short-term debt.

Loss from continuing operations before income taxes and unusual items increased $4,640,000 during the three months ended March 31, 1996 as compared to the same period in 1995 due primarily to 1995 cost increases which have not been offset by price increases, increased reserves for customer rebates and inventory obsolescence, inefficiencies due to reduced production and lower sales.

During the first quarter of 1996, the Company recorded an unusual loss of $7,500,000 ($4,500,000 after-tax or $1.14 per common share) for the costs associated with the restructuring of the Company, which include moving the corporate headquarters from Los Angeles, California to Lancaster, Pennsylvania and relocating the wide-mouth jar operations from Santa Fe Springs, California to Bowling Green, Kentucky. The pre-tax loss consists primarily of reserves of $3,000,000 for severance and related costs, $2,200,000 for losses on the sublease of two facilities, and $1,900,000 for asset retirements.

The restructuring is expected to result in annualized pre-tax cost savings of approximately $6,500,000. These cost savings are expected to be substantially realized in 1997.

In addition to the presently recorded restructuring loss, the Company will also incur non-recurring pre-tax losses during 1996 and early 1997 associated with the restructuring of approximately $2,400,000 ($1,440,000 after-tax or $0.37 per common share) primarily related to equipment and personnel relocation costs, and inefficiencies related to the relocation of operations. Accounting rules require these costs to be expensed as incurred.

The benefit for income taxes increased $4,849,000 during the three months ended March 31, 1996 as compared to the same period in 1995 due to higher pretax losses.

Discontinued Operations

The Company reported a net gain from discontinued operations of $1,431,000 or $0.36 per share for the first quarter of 1996 as compared to a net loss from discontinued operations of $12,000 for the first quarter of 1995. The net gain in 1996 includes a pre-tax gain of $2,607,000 ($1,564,000 after-tax or $0.40 per common share) in connection with the sale of the manufacturing assets of the Consumer Products Business. This pre-tax gain has been reduced by $5,800,000 of reserves, primarily consisting of $3,800,000 for retiree health care and pension expense, $1,000,000 for severance and related costs, $500,000 for professional fees and $300,000 for asset retirements.

Financial Condition

During the first quarter of 1996, the principal source of cash flow was $14,417,000 received from the sale of the manufacturing assets of the Consumer Products Business. The principal use of cash flow was to fund pretax losses, net debt retirements of $4,000,000 and increased operating working capital requirements of $3,821,000 related to the seasonal increase in inventories and receivables of the Consumer Products Business, which is presented as discontinued operations in the accompanying consolidated financial statements.

During the first quarter of 1995, the principal use of cash flow was to fund increased operating working capital requirements for continuing operations of $3,484,000, primarily as a result of the lower levels of payables, and for discontinued operations of $3,488,000, primarily due to the seasonal increase in inventories and receivables. Cash flow was provided from financing activities consisting of an increase in short-term debt of $3,800,000. Cash flow was also provided through the reduction of the Company's cash balances of $2,090,000.

Since the third quarter of 1990, the Company has not declared any dividends on its Common Stock. The Company's Senior Note Agreement limits the payment of dividends on Common Stock. Under the most restrictive covenant, the payment of Common Stock dividends is not permitted at March 31, 1996.

The ratio of current assets to current liabilities at both March 31, 1996 and December 31, 1995 was 0.6. The ratio of current assets to current liabilities is less than 1.0 due to the classification of the Company's outstanding Senior Notes as a current liability because the Company was in default of certain financial covenants for which the Company had received waivers only through May 15, 1996. The ratio of total debt to total capitalization increased to 73% at March 31, 1996 from 70% at December 31, 1995 due to lower stockholders' equity.

The Company has obtained waivers of certain financial covenants through May 15, 1996 from the lenders under the Senior Notes, the lender under a $6,040,000 unsecured note and the purchaser under the Receivable Agreement (collectively referred to as "Lenders") and an extension of the maturity date of the unsecured note to May 15, 1996. The Company is in discussions with the Lenders regarding extension of these waivers and the extension of the due date of the unsecured note. All of the Company's outstanding indebtedness is unsecured. Although the Company has obtained waivers or amendments from the Lenders on previous occasions, there can be no assurance that the Lenders will agree to further waivers.

If additional waivers of financial covenants or the extension of the maturity date of the unsecured note are not obtained, the Lenders would be entitled to exercise certain remedies, including the acceleration of the due date for payment of the Senior Notes and the unsecured note, and the termination of the Receivable Agreement.

Based upon the past experience of the Company in obtaining waivers or amendments from its Lenders and because the Company expects to use a portion of the proceeds from the sale of inventory and collection of accounts receivables of the Consumer Products Business to further reduce debt, the Company believes that the Lenders will extend the due date of the unsecured note, will not accelerate the due date for payment of the Senior Notes and will not terminate the Receivable Agreement. The accompanying consolidated financial statements have been prepared on the basis of such belief of the Company.

At March 31, 1996 the Company had unused sources of liquidity consisting of cash and cash equivalents of $5,044,000, additional advances available under the Receivable Agreement of approximately $1,300,000, a tax net operating loss carryforward of $17,209,000, a minimum tax credit carryforward of $1,083,000 and other tax credit carryforwards of $75,000. The Company believes that its financial resources, including proceeds from the sale of certain assets of the Consumer Products Business and other internally generated funds, are adequate to meet its foreseeable needs, subject to the satisfactory resolution of current discussions with the Lenders.

Disclosure Regarding Forward Looking Statements

Portions of this Quarterly Report on Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

a. The Annual Meeting of Stockholders of the Company was held on April 30, 1996 in Wilmington, Delaware.

b.   No proposals were submitted to a vote other than the election of directors.

c. The results of the election of directors at the Annual Meeting were as follows:

     Name of Director               For                       Withheld

     John D. Kyle                   2,633,808                 780,680

     Harvey L. Sperry               2,611,718                 802,770

Item 5.  Other Information

     On April 23, 1996, Roger W. Norian resigned as a member of the Board of Directors of the Company.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     None

b.   Reports on Form 8-K

     On March 29, 1996, the Company filed a Form 8-K Current Report with respect to its sale of the manufacturing assets of the Consumer Products Business, the obtaining of certain waivers under its loan agreements, its restructuring and the naming of a new chief executive officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KERR GROUP, INC.



May 13, 1996                      By   /s/ D. Gordon Strickland
                                       ------------------------
                                           D. Gordon Strickland
                                           President, Chief Executive Officer



May 13, 1996                      By   /s/ Geoffrey A. Whynot
                                       ----------------------
                                           Geoffrey A. Whynot
                                           Vice President, Finance
                                           Chief Financial Officer