Form 10-Q
period 1996-06-30
KERR GROUP INC
filed 1996-08-14
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended  June 30, 1996

     (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

     Commission File Number                  1 - 7272

                                KERR GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                     95-0898810
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

500 New Holland Avenue, Lancaster, PA                      17602
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (717) 299-6511

1840 Century Park East, Los Angeles, CA  90067
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

The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of July 31, 1996 was 3,933,095.

                                KERR GROUP, INC.

                                      INDEX

                                                                                             Page No.
                                                                                             --------
         Part I.  Financial Information

             Item 1.  Financial Statements
                Consolidated Balance Sheets -
                   June 30, 1996 and December 31, 1995                                        3 - 4

                Condensed Consolidated Statements of Earnings (Loss) -
                   Three Months and Six Months Ended
                     June 30, 1996 and 1995                                                   5

                Condensed Consolidated Statements of Cash Flows -
                   Six Months Ended June 30, 1996 and 1995                                    6

                Notes to Condensed Consolidated Financial Statements                          7 - 9

             Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                       10 - 12


         Part II.  Other Information                                                          13

                                KERR GROUP, INC.

                           Consolidated Balance Sheets

                    As of June 30, 1996 and December 31, 1995

                      (in thousands except per share data)

                                                                 (Unaudited)    (As Restated)
                                                                   June 30,      December 31,
Assets                                                               1996            1995
- ------                                                            ---------      ------------
Current assets
     Cash and cash equivalents                                    $  4,080         $  3,804
     Receivables-primarily trade accounts, less allowance
         for doubtful accounts of $292 at June 30, 1996
         and $212 at December 31, 1995                               8,981            7,154
     Inventories
         Raw materials and work in process                           6,334            7,815
         Finished goods                                              9,474            9,933
                                                                  --------         --------
                Total inventories                                   16,808           17,748

     Prepaid expenses and other current assets                       2,562            3,106
     Current net assets related to discontinued operations          11,987           12,847

                Total current assets                                43,418           44,759
                                                                  --------         --------

Property, plant and equipment, at cost                             103,643          105,725
Accumulated depreciation and amortization                          (62,037)         (58,907)
                                                                  --------         --------
     Net property, plant and equipment                              41,606           46,818
                                                                  --------         --------

Deferred income taxes 11,981                                        11,981            8,057
Goodwill and other intangibles, net of
     amortization of $2,406 at June 30, 1996
     and $2,247 at December 31, 1995                                 6,409            6,983
Other assets                                                         7,436            8,026
Non-current net assets related to discontinued operations                0            4,854
                                                                  --------         --------

                                                                  $110,850         $119,497
                                                                  ========         ========






See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                           Consolidated Balance Sheets
                    As of June 30, 1996 and December 31, 1995
                      (in thousands except per share data)

                                                                       (Unaudited)    (As Restated)
                                                                         June 30,      December 31,
Liabilities and Stockholders' Equity                                      1996             1995
- ------------------------------------                                   -----------     ------------
Current liabilities
     Short-term debt                                                   $  5,982         $  6,500
     Senior debt due 1997 through 2003
         classified as current                                           46,018           50,000
     Accounts payable                                                     7,716            9,739
     Accrued expenses                                                     8,726            8,858
     Restructuring reserves                                               4,023                0
                                                                       --------         --------

                Total current liabilities                                72,465           75,097
                                                                       --------         --------

Accrued pension liability                                                16,046           18,318
Other long-term liabilities                                               4,477            2,175

Stockholders' equity
     Preferred Stock, 487 shares authorized and issued,
         liquidation value of $20.42 per share at June 30, 1996
         and $20 per share at December 31, 1995                           9,748            9,748
     Common Stock, $ .50 par value per share, 20,000
         shares authorized, 4,226 shares issued                           2,113            2,113
     Additional paid-in capital                                          27,239           27,239
     Retained earnings (accumulated deficit)                             (5,702)           1,860
     Treasury Stock, 293 shares at cost                                  (6,913)          (6,913)
     Excess of additional pension liability over
         unrecognized prior service cost, net of tax benefits            (8,623)         (10,140)
                                                                       --------         --------

                      Total stockholders' equity                         17,862           23,907
                                                                       --------         --------

                                                                       $110,850         $119,497
                                                                       ========         ========



See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

              Condensed Consolidated Statements of Earnings (Loss)
        for the Three Months and Six Months Ended June 30, 1996 and 1995
                      (in thousands except per share data)

                                                                              (Unaudited)                    (Unaudited)
                                                                             Three Months                     Six Months
                                                                             Ended June 30,                  Ended June 30,
                                                                          --------------------            -------------------
                                                                          1996            1995            1996           1995
                                                                          ----            ----            ----           ----

Net sales                                                               $27,368         $26,189        $ 52,464         $53,551
Cost of sales                                                            21,297          20,493          44,026          41,522
                                                                        -------         -------        --------         -------
         Gross profit                                                     6,071           5,698           8,438          12,029

Selling, warehouse, general and
     administrative expense                                               5,915           5,788          12,299          11,674
Loss on restructuring                                                         0               0           7,500               0
Other costs associated with restructuring                                                     0             656               0
Financing costs                                                             245               0             245               0
Interest expense                                                          1,212           1,192           2,571           2,321
Interest and other income                                                   (90)            (39)           (190)            (85)
                                                                        -------         -------        --------         -------
         Loss from continuing operations
              before income taxes                                        (1,867)         (1,245)        (14,643)         (1,881)

Benefit for income taxes                                                   (747)           (509)         (5,857)           (770)
                                                                        -------         -------        --------         -------

         Loss from continuing operations                                $(1,120)        $  (736)       $ (8,786)        $(1,111)

Discontinued operations:
     Gain on sale of discontinued operations                                  0               0           1,564               0
     Earnings (loss) from discontinued operations                             0             451            (133)            439
                                                                        -------         -------        --------         -------
         Net earnings from discontinued
              operations                                                      0             451           1,431             439
                                                                        -------         -------        --------         -------
         Net loss                                                        (1,120)           (285)         (7,355)           (672)

Preferred stock dividends                                                   207             207             414             414
                                                                        -------         -------        --------         -------

         Net loss applicable to
              common stockholders                                       $(1,327)        $  (492)       $ (7,769)        $(1,086)
                                                                        =======         =======        ========         =======

Net earnings (loss) per common share, primary and fully diluted:
     From continuing operations                                         $ (0.34)        $ (0.25)       $  (2.34)        $ (0.41)
     From discontinued operations                                          0.00            0.12            0.36            0.12
                                                                        -------         -------        --------         -------

         Net loss                                                       $ (0.34)        $ (0.13)       $  (1.98)        $ (0.29)
                                                                        =======         =======        ========         =======


See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995
                                 (in thousands)

                                                                                      (Unaudited)
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   -------------------
                                                                                   1996           1995
                                                                                   ----           ----

Cash flows provided (used) by operations Continuing operations:
    Loss from continuing operations                                              $(8,786)       $(1,111)
    Add (deduct) noncash items included in
     loss from continuing operations
       Expenses associated with restructuring, net of tax                          4,894              0
       Depreciation and amortization                                               4,945          4,163
       Change in deferred income taxes                                            (2,529)            87
       Reduction in total pension liability, net                                  (1,154)          (162)
       Other, net                                                                    214            528
    Changes in operating assets and liabilities
       Receivables                                                                (1,827)         4,391
       Inventories                                                                   892         (1,022)
       Other current assets                                                          154           (209)
       Accounts payable                                                           (2,022)        (1,640)
       Accrued expenses                                                           (1,168)          (432)
                                                                                 -------        -------
       Cash flow provided (used) by continuing operations                         (6,387)         4,593
    Cash flow provided (used) by discontinued operations                             749          1,657
                                                                                 -------        -------
       Total cash flow provided (used) by operations                              (5,638)         6,250
                                                                                 -------        -------

Cash flows provided (used) by investing activities Continuing operations:
    Capital expenditures                                                            (802)        (4,978)
    Payments associated with restructuring                                        (2,223)             0
    Other, net                                                                       242            110
Discontinued operations:
    Capital expenditures                                                            (234)          (545)
    Proceeds from sale of assets of Consumer Products Business                    14,417              0
    Other, net                                                                      (634)        (1,153)
                                                                                 -------        -------
           Cash flow provided (used) by investing activities                      10,766         (6,566)
                                                                                 -------        -------

Cash flows provided (used) by financing activities
    Net borrowings (repayments) under lines of credit                               (518)          (300)
    Repayment of Senior Notes                                                     (3,982)             0
    Dividends paid                                                                  (207)          (414)
    Other, net                                                                      (245)            32
                                                                                 -------        -------
           Cash flow provided (used) by financing activities                      (4,952)          (682)
                                                                                 -------        -------

Cash and cash equivalents
    Increase (decrease) during the period                                            176           (998)
    Balance at beginning of the period                                             3,904          2,261
                                                                                 -------        -------
       Balance at end of the period                                              $ 4,080        $ 1,263
                                                                                 =======        =======

Significant Non-Cash Transactions
    Contribution of 250,000 shares of Common Stock to pension plan               $     0        $ 1,891
                                                                                 =======        =======

See accompanying notes to condensed consolidated financial statements

                                KERR GROUP, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1)   General

     The condensed consolidated financial statements include the accounts of Kerr Group, Inc. and its wholly owned subsidiary (collectively referred to as the Company). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of operations for the three months and six months ended June 30, 1996 and 1995, and changes in cash flows for the six months ended June 30, 1996 and 1995.

     The results of operations for the first six months of 1996 are not necessarily indicative of the results to be expected for the full year.

     Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Class B, Series D Preferred Stock and the elimination of the related dividends. The calculation of fully diluted net earnings (loss) per common share for the three months and the six months ended June 30, 1996 and 1995 was not dilutive.

     The Company did not declare a dividend on its Class B, Series D Preferred Stock during the second quarter of 1996. The cumulative amount of undeclared dividends as of June 30, 1996 is $207,000. Under accounting rules, such dividends are not accrued until declared, however, for financial reporting purposes the quarterly amount of such dividends are shown on the face of the income statement. Under the terms of an agreement with its lenders, the Company is not permitted to declare or pay any dividends on its preferred stock on or before August 31, 1996.

2)   Discontinued Operations

     On March 15, 1996, the Company sold the manufacturing assets of the Consumer Products Business for a purchase price of $14,417,000. These proceeds were utilized for working capital, to reduce debt, including $3,500,000 of debt secured by liens on certain machinery and equipment of the Company, and to fund costs of the restructuring (see Note 3). From March 16, 1996 through June 30, 1996, the Company received $4,681,000 from the sale by the Company of the inventory of the Consumer Products Business and from the collection of the related accounts receivable. As of June 30, 1996, the Company expects to receive approximately $12,000,000 during the remainder of 1996 and 1997 from the sale of inventory and collection of accounts receivable.

     During the first quarter of 1996, the Company incurred a one-time pre-tax gain of $2,607,000 ($1,564,000 after-tax or $0.40 per common share) in connection with the sale of the manufacturing assets of the Consumer Products Business. This pre-tax gain has been reduced by $5,800,000 of reserves for i) retiree health care and pension expenses of $3,800,000, ii) severance and related costs of $1,000,000, iii) professional fees of $500,000, iv) asset retirements of $300,000, and v) other costs of $200,000.

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

3)   Restructuring

     During the first quarter of 1996, the Company recorded an unusual loss of $7,500,000 ($4,500,000 after-tax or $1.14 per common share) for the expected costs associated with the restructuring of the Company, which included moving the corporate headquarters from Los Angeles, California to Lancaster, Pennsylvania and relocating the wide-mouth jar operations from Santa Fe Springs, California to Bowling Green, Kentucky. The pre-tax loss consisted of reserves for i) severance, workers' compensation and insurance continuation costs of $3,000,000, ii) costs associated with subleasing the two facilities of $2,300,000, iii) asset retirements of $1,600,000 and iv) other costs of $600,000.

     The relocation of the Corporate headquarters has been completed, and the relocation of the wide-mouth jar manufacturing operations is progressing. The restructuring is expected to result in annualized pre-tax cost savings of approximately $6,500,000 primarily from reduced employment costs, lease costs, office expenses, manufacturing overhead and freight. These cost savings are expected to be substantially realized in 1997.

     During the second quarter of 1996, the Company incurred an unusual pre-tax loss of $656,000 ($394,000 after-tax or $0.10 per common share) for restructuring costs primarily related to relocation of personnel and equipment. The Company expects to incur an additional $1,800,000 ($1,080,000 after-tax or $0.27 per common share) for restructuring costs during the remainder of 1996 and early 1997. Accounting rules require these costs to be expensed as incurred.

4)   Receivables

     Receivables as of June 30, 1996 and December 31, 1995, as shown on the accompanying Consolidated Balance Sheets, have been reduced by net proceeds of $4,458,000 and $7,357,000, respectively, from advances pursuant to the sale of receivables under the Company's Accounts Receivable Agreement. In addition, receivables as of June 30, 1996 and December 31, 1995, related to discontinued operations, included in Current Net Assets Related to Discontinued Operations on the accompanying Consolidated Balance Sheets, have been reduced by net proceeds of $271,000 and $343,000, respectively, from advances pursuant to the sale of receivables under the Company's Accounts Receivable Agreement.

5)   Financing

     The Company has obtained waivers of certain financial covenants through August 31, 1996 from the lenders under its long-term unsecured Senior Notes, the lender under a $5,982,000 unsecured Note and the purchaser under the Accounts Receivable Agreement (collectively referred to as "Lenders") and an extension of the maturity date of the unsecured Note to August 31, 1996. The Company prepaid to the Lenders $500,000 in aggregate amount of principal of Senior Notes and unsecured Note during July 1996 and has agreed to prepay to the Lenders $500,000 in aggregate amount of principal of Senior Notes and unsecured Note during August 1996. There can be no assurance that the Lenders will agree to further waivers or extensions of the unsecured Note.

     If additional waivers of financial covenants or the extension of the maturity date of the unsecured Note are not obtained, the Lenders would be entitled to exercise certain remedies, including the acceleration of the due date for payment of the Senior Notes and the unsecured Note, and the termination of the Accounts Receivable Agreement. However, the Company believes that the Lenders will extend the due date of the unsecured Note, will not accelerate the due date for payment of the Senior Notes and will not terminate the Accounts Receivable Agreement. The accompanying consolidated financial statements have been prepared on the basis of such belief of the Company.

                                KERR GROUP, INC.

                 Computation of Earnings (Loss) Per Common Share
                      (in thousands except per share data)

                                                                   (Unaudited)                 (Unaudited)
                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                      June 30,
                                                               -------------------           -------------------
                                                               1996           1995           1996           1995
                                                               ----           ----           ----           ----
Primary Net Earnings (Loss) Per Common Share
     Net loss                                                $(1,120)       $  (285)       $(7,355)       $  (672)

     Less Preferred Stock dividends                             (207)          (207)          (414)          (414)
                                                             -------        -------        -------        -------

     Net loss applicable to primary earnings
         per common share                                    $(1,327)       $  (492)       $(7,769)       $(1,086)
                                                             =======        =======        =======        =======

     Weighted average number of common
         shares outstanding                                    3,933          3,826          3,933          3,752
                                                             =======        =======        =======        =======

     Primary net loss per common share                       $ (0.34)       $ (0.13)       $ (1.98)       $ (0.29)
                                                             =======        =======        =======        =======

Fully Diluted Net Earnings (Loss) Per Common Share
     Net loss applicable to primary earnings
         per common share                                    $(1,327)       $  (492)       $(7,769)       $(1,086)

     Add Preferred Stock dividends                               207            207            414            414
                                                             -------        -------        -------        -------

     Net loss applicable to fully
         diluted earnings per common share                   $(1,120)       $  (285)       $(7,355)       $  (672)
                                                             =======        =======        =======        =======

     Weighted average number of common
         shares outstanding                                    3,933          3,826          3,933          3,752

     Common shares issuable upon assumed
         conversion of Preferred Stock                           709            709            709            709

     Incremental common shares issuable upon
         assumed exercise of outstanding stock options             0             17              9             17
                                                             -------        -------        -------        -------

     Adjusted weighted average number of common
         shares outstanding                                    4,642          4,552          4,651          4,478
                                                             =======        =======        =======        =======

     Fully diluted net loss per common share:

         As computed                                         $ (0.24)       $ (0.06)       $ (1.58)       $ (0.15)
                                                             =======        =======        =======        =======

         As reported (a)                                     $ (0.34)       $ (0.13)       $ (1.98)       $ (0.29)
                                                             =======        =======        =======        =======


(a) The calculation of fully diluted net loss per common share for the three months and the six months ended June 30, 1996 and 1995 was not dilutive.

                                KERR GROUP, INC.

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations for the
            Three Months and Six Months Ended June 30, 1996 and 1995

Results of Operations

Continuing Operations

Net sales for the three months ended June 30, 1996 were $27,368,000 as compared to $26,189,000 for the three months ended June 30, 1995, an increase of $1,179,000 or 5%. The increase in net sales for the three months ended June 30, 1996 over the comparable period in 1995 was due primarily to higher unit sales of prescription packaging products and child-resistant closures. Net sales for the six months ended June 30, 1996 were $52,464,000 as compared to $53,551,000 for the six months ended June 30, 1995, a decrease of $1,087,000 or 2%.

Cost of sales for the three months ended June 30, 1996 were $21,297,000 as compared to $20,493,000 for the three months ended June 30, 1995, an increase of $804,000 or 4%. The increase in cost of sales for the quarter was primarily due to higher unit sales. Cost of sales for the six months ended June 30, 1996 were $44,026,000 as compared to $41,522,000 for the six months ended June 30, 1995, an increase of $2,504,000 or 6%. The increase for the six month period was due primarily to higher manufacturing costs and inefficiencies due to reduced production.

Gross profit as a percent of net sales for both the three months ended June 30, 1996 and 1995 was 22%. Gross profit as a percent of net sales for the six months ended June 30, 1996 decreased to 16% as compared to 22% for the six months ended June 30, 1995. The decrease in gross profit as a percent of net sales in 1996 over the comparable period in 1995 was attributed to cost increases during the second half of 1995, increased reserves for customer rebates and inventory obsolescence, and reduced production.

Gross profit as a percent of net sales for the second quarter of 1996 increased to 22%, as compared to 9% in the first quarter of 1996, due primarily to improved efficiency as a result of increased production, a more profitable sales mix and higher net sales.

Selling, warehouse, general and administrative expenses increased $127,000 or 2% during the three months ended June 30, 1996, as compared to the same period in 1995. Selling, warehouse, general and administrative expenses increased $625,000 or 5% during the six months ended June 30, 1996, as compared to the same period in 1995. The increase in the six month period is due primarily to the start up of operations at the Company's new Bowling Green, Kentucky facility.

During the first quarter of 1996, the Company recorded an unusual loss of $7,500,000 ($4,500,000 after-tax or $1.14 per common share) for the expected costs associated with the restructuring of the Company, which included moving the corporate headquarters from Los Angeles, California to Lancaster, Pennsylvania and relocating the wide-mouth jar operations from Santa Fe Springs, California to Bowling Green, Kentucky. The pre-tax loss consisted of reserves for i) severance, workers' compensation and insurance continuation costs of $3,000,000, ii) costs associated with subleasing the two facilities of $2,300,000, iii) asset retirements of $1,600,000 and iv) other costs of $600,000.

The relocation of the Corporate headquarters has been completed, and the relocation of the wide-mouth jar manufacturing operations is progressing. The restructuring is expected to result in annualized pre-tax cost savings of approximately $6,500,000 primarily from reduced employment costs, lease costs, office expenses, manufacturing overhead and freight. These cost savings are expected to be substantially realized in 1997.

During the second quarter of 1996, the Company incurred an unusual pre-tax loss of $656,000 ($394,000 after-tax or $0.10 per common share) for restructuring costs primarily related to relocation of personnel and equipment. The Company expects to incur an additional $1,800,000 ($1,080,000 after-tax or $0.27 per common share) for restructuring costs during the remainder of 1996 and early 1997. Accounting rules require these costs to be expensed as incurred.

During the second quarter of 1996, the Company also incurred unusual expenses of $245,000 ($147,000 after-tax or $0.04 per common share) to reimburse its unsecured lenders for professional fees incurred in connection with the Company obtaining waivers of certain covenants and extension of the maturity date of a $5,982,000 unsecured Note.

Net interest expense decreased $31,000 during the three month period ended June 30, 1996 as compared to the same period in 1995. Net interest expense increased $145,000 during the six month period ended June 30, 1996, as compared to the same period in 1995, primarily as a result of higher levels of short-term financing during the first quarter of 1996.

Earnings before income taxes decreased $622,000 and $12,762,000 during the three month and six month periods ended June 30, 1996 as compared to the same periods in 1995, respectively, due primarily to the impact of restructuring charges.

The benefit for income taxes increased $238,000 and $5,087,000 during the three month and six month periods ended June 30, 1996 as compared to the same periods in 1995, respectively, due to higher pretax losses.

Discontinued Operations

The Company had no net earnings from discontinued operations for the second quarter of 1996 as compared to $451,000, or $0.12 per common share, of net earnings from discontinued operations for the first quarter of 1995.

The Company reported net earnings from discontinued operations of $1,431,000 or $0.36 per common share for the first six months of 1996 as compared to net earnings from discontinued operations of $439,000 or $0.12 per common share for the first six months of 1995. The net earnings in 1996 includes a pre-tax gain of $2,607,000 ($1,564,000 after-tax or $0.40 per common share) in connection with the sale of the manufacturing assets of the Consumer Products Business. This pre-tax gain has been reduced by $5,800,000 of reserves, for i) retiree health care and pension expenses of $3,800,000, ii) severance and related costs of $1,000,000, iii) professional fees of $500,000, iv) asset retirements of $300,000 and v) other costs of $200,000.

Financial Condition

During the first six months of 1996, the principal source of cash was $14,417,000 received from the sale of the manufacturing assets of the Consumer Products Business. The principal uses of cash were to fund pre-tax losses, net debt retirements of $4,500,000, a reduction of $2,899,000 in the net proceeds from the sale of receivables under the Company's Accounts Receivable Agreement and cash payments associated with the restructuring of $2,223,000.

During the first six months of 1995, the principal source of cash was from operations, which includes $2,856,000 related to net proceeds from the sale of receivables under the Company's Accounts Receivable Agreement. The principal use of cash was to fund capital expenditures of $4,978,000.

As of June 30, 1996, the Company expects to receive approximately $12,000,000, primarily during the remainder of 1996, from the sale to its customers of Consumer Products Business inventory and the collection of related accounts receivable. Such assets are presented as discontinued operations in the accompanying consolidated financial statements.

On May 10, 1995, the Company contributed 250,000 shares of its Common Stock, at a price of $7.56 per share, to the Kerr Group, Inc. Retirement Income Plan. The contribution reduced Kerr's pension liability by $1,891,000.

Since the third quarter of 1990, the Company has not declared any dividends on its Common Stock. The Company's Senior Notes, Accounts Receivable Agreement and unsecured Note limit the payment of dividends on Common Stock. Under the most restrictive covenant of such agreements, the payment of dividends on Common Stock is not permitted as of June 30, 1996.

The Company did not declare a dividend on its Class B, Series D Preferred Stock during the second quarter of 1996. The cumulative amount of undeclared dividends as of June 30, 1996 is $207,000. Under accounting rules, such dividends are not accrued until declared. Under the terms of an agreement with its lenders, the Company is not permitted to declare or pay any dividends on its preferred stock on or before August 31, 1996.

The ratio of current assets to current liabilities at both June 30, 1996 and December 31, 1995 was 0.6. The ratio of current assets to current liabilities is less than 1.0 due to the classification of the Company's outstanding Senior Notes as a current liability because the Company was in default of certain financial covenants for which the Company had received waivers only through August 31, 1996. The ratio of total debt to total capitalization increased to 74% at June 30, 1996 from 70% at December 31, 1995 due to lower stockholders' equity.

The Company has obtained waivers of certain financial covenants through August 31, 1996 from the lenders under its long-term unsecured Senior Notes, the lender under a $5,982,000 unsecured Note and the purchaser under the Accounts Receivable Agreement (collectively referred to as "Lenders") and an extension of the maturity date of the unsecured Note to August 31, 1996. The Company prepaid to the Lenders $500,000 in aggregate amount of principal of Senior Notes and unsecured Note during July 1996 and has agreed to prepay to the Lenders $500,000 in aggregate amount of principal of Senior Notes and unsecured Note during August 1996. There can be no assurance that the Lenders will agree to further waivers or extensions of the unsecured Note.

If additional waivers of financial covenants or the extension of the maturity date of the unsecured Note are not obtained, the Lenders would be entitled to exercise certain remedies, including the acceleration of the due date for payment of the Senior Notes and the unsecured Note, and the termination of the Accounts Receivable Agreement. However, the Company believes that the Lenders will extend the due date of unsecured Note, will not accelerate the due date for payment of the Senior Notes and will not terminate the Accounts Receivable Agreement. The accompanying consolidated financial statements have been prepared on the basis of such belief of the Company.

At June 30, 1996, the Company had unused sources of liquidity consisting of cash and cash equivalents of $4,080,000, additional advances available under the Accounts Receivable Agreement of approximately $1,000,000, a tax net operating loss carryforward of $17,209,000, a minimum tax credit carryforward of $1,083,000 and other tax credit carryforwards of $75,000. The Company believes that its financial resources, including proceeds from the sale of certain assets of the Consumer Products Business and other internally generated funds, are adequate to meet its foreseeable needs, subject to the satisfactory resolution of current discussions with the Lenders.

Disclosure Regarding Forward Looking Statements

Portions of the Quarterly Report on Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

                           PART II - OTHER INFORMATION

Item 5.  Other Information

     On June 26, 1996, Herbert Elish was elected a member of the Board of Directors and was named Chairman of the Board of the Company.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     10.1 Consent, Waiver and Amendment Agreement dated July 31, 1996 between PNC Bank, N.A., the Purchasers identified in the Note Agreement dated as of September 15, 1993, The First National Bank of Boston and the Company.

b.   Reports on Form 8-K

     There were no reports filed on Form 8-K for the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KERR GROUP, INC.

August 14, 1996                         By   /s/ D. Gordon Strickland
                                             ------------------------
                                             D. Gordon Strickland
                                             President, Chief Executive Officer

August 14, 1996                         By   /s/ Geoffrey A. Whynot
                                             ----------------------
                                             Geoffrey A. Whynot
                                             Vice President, Finance
                                             Chief Financial Officer