Form 10-Q
period 1996-09-30
KERR GROUP INC
filed 1996-11-13
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended  September 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

Commission File Number      1 - 7272


                                KERR GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   95-0898810
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  500 New Holland Avenue, Lancaster, PA                      17602
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (717) 299-6511


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

The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of October 31, 1996 was 3,933,095.

                                KERR GROUP, INC.


                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.  Financial Information

    Item 1.  Financial Statements

       Consolidated Balance Sheets -
          September 30, 1996 and December 31, 1995                       3 - 4

       Condensed Consolidated Statements of Earnings (Loss) -
          Three Months and Nine Months Ended
            September 30, 1996 and 1995                                    5

       Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995                    6

       Notes to Condensed Consolidated Financial Statements              7 - 9

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           10 - 12


Part II.  Other Information                                               13

                                KERR GROUP, INC.

                           Consolidated Balance Sheets
                 As of September 30, 1996 and December 31, 1995
                      (in thousands except per share data)

                                                                  (Unaudited)     (As Restated)
                                                                 September 30,     December 31,
Assets                                                                1996             1995
------                                                           -------------    -------------
Current assets
     Cash and cash equivalents                                     $   3,564        $   3,904
     Receivables-primarily trade accounts, less allowance
         for doubtful accounts of $425 at September 30, 1996
         and $212 at December 31, 1995                                11,195            7,154
     Inventories
         Raw materials and work in process                             6,311            7,815
         Finished goods                                                8,769            9,933
                                                                   ---------        ---------
                Total inventories                                     15,080           17,748

     Prepaid expenses and other current assets                         2,605            3,106
     Current net assets related to discontinued operations             4,710           12,847
                                                                   ---------        ---------

                Total current assets                                  37,154           44,759
                                                                   ---------        ---------


Property, plant and equipment, at cost                               104,279          105,725
Accumulated depreciation and amortization                            (64,099)         (58,907)
                                                                   ---------        ---------
     Net property, plant and equipment                                40,180           46,818
                                                                   ---------        ---------


Deferred income taxes                                                  8,299            8,057
Goodwill and other intangibles, net of
     amortization of $2,580 at September 30, 1996
     and $2,247 at December 31, 1995                                   6,727            6,983
Other assets                                                           7,364            8,026
Non-current net assets related to discontinued operations                  0            4,854
                                                                   ---------        ---------

                                                                   $  99,724        $ 119,497
                                                                   =========        =========


See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                           Consolidated Balance Sheets
                 As of September 30, 1996 and December 31, 1995
                      (in thousands except per share data)

                                                                     (Unaudited)     (As Restated)
                                                                    September 30,     December 31,
Liabilities and Stockholders' Equity                                    1996              1995
------------------------------------                                -------------    -------------
Current liabilities
     Note payable to bank                                             $   5,856        $   6,500
     Senior debt due 1997 through 2003
         classified as current                                           45,044           50,000
     Accounts payable                                                     7,499            9,739
     Accrued expenses                                                     7,385            8,858
     Restructuring reserves                                               2,950                0
                                                                      ---------        ---------

                Total current liabilities                                68,734           75,097
                                                                      ---------        ---------

Accrued pension liability                                                13,175           18,318
Other long-term liabilities                                               4,451            2,175

Stockholders' equity
     Preferred Stock, 487 shares authorized and issued,
         liquidation value of $20.85 per share at September 30,
         1996 and $20 per share at December 31, 1995                      9,748            9,748
     Common Stock, $ .50 par value per share, 20,000
         shares authorized, 4,226 shares issued                           2,113            2,113
     Additional paid-in capital                                          27,239           27,239
     Retained earnings (accumulated deficit)                            (10,200)           1,860
     Treasury Stock, 293 shares at cost                                  (6,913)          (6,913)
     Excess of additional pension liability over
         unrecognized prior service cost, net of tax benefits            (8,623)         (10,140)
                                                                      ---------        ---------

                      Total stockholders' equity                         13,364           23,907
                                                                      ---------        ---------

                                                                      $  99,724        $ 119,497
                                                                      =========        =========


See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

              Condensed Consolidated Statements of Earnings (Loss) for the Three Months and Nine Months Ended September 30, 1996 and 1995
                      (in thousands except per share data)

                                                              (Unaudited)                      (Unaudited)
                                                              Three Months                     Nine Months
                                                           Ended September 30,             Ended September 30,
                                                        ------------------------        ------------------------
                                                          1996            1995            1996            1995
                                                        --------        --------        --------        --------
Net sales                                               $ 28,024        $ 28,240        $ 80,488        $ 81,791
Cost of sales                                             20,746          22,436          64,772          63,958
                                                        --------        --------        --------        --------
         Gross profit                                      7,278           5,804          15,716          17,833

Selling, warehouse, general and
     administrative expense                                5,665           5,997          17,964          17,671
Loss on restructuring                                          0               0           7,500               0
Other costs associated with restructuring                  1,280               0           1,936               0
Financing costs                                                0               0             245               0
Interest expense                                           1,241           1,180           3,812           3,501
Interest and other income                                    (78)            (53)           (268)           (138)
                                                        --------        --------        --------        --------
         Loss from continuing operations
              before income taxes                           (830)         (1,320)        (15,473)         (3,201)

Provision (benefit) for income taxes                       3,668            (534)         (2,189)         (1,304)
                                                        --------        --------        --------        --------

         Loss from continuing operations                $ (4,498)       $   (786)       $(13,284)       $ (1,897)

Discontinued operations:
     Gain on sale of discontinued operations                   0               0           1,564               0
     Earnings (loss) from discontinued operations              0            (313)           (133)            126
                                                        --------        --------        --------        --------
         Net earnings (loss) related to
              discontinued operations                          0            (313)          1,431             126
                                                        --------        --------        --------        --------

         Net loss                                         (4,498)         (1,099)        (11,853)         (1,771)

Preferred stock dividends                                    207             207             621             621
                                                        --------        --------        --------        --------

         Net loss applicable to
              common stockholders                       $ (4,705)       $ (1,306)       $(12,474)       $ (2,392)
                                                        ========        ========        ========        ========

Net earnings (loss) per common share,
  primary and fully diluted:
     From continuing operations                         $  (1.20)       $  (0.25)       $  (3.54)       $  (0.66)
     From discontinued operations                           0.00           (0.08)           0.37            0.03
                                                        --------        --------        --------        --------

         Net loss                                       $  (1.20)       $  (0.33)       $  (3.17)       $  (0.63)
                                                        ========        ========        ========        ========


See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 1996 and 1995
                                 (in thousands)

                                                                                (Unaudited)
                                                                            Nine Months Ended
                                                                               September 30,
                                                                         ------------------------
                                                                           1996            1995
                                                                         --------        --------
Cash flows provided (used) by operations
Continuing operations:
    Loss from continuing operations                                      $(13,284)       $ (1,897)
    Add (deduct) noncash items included in
     loss from continuing operations
       Expenses associated with restructuring, net of tax                   5,662               0
       Depreciation and amortization                                        7,197           6,339
       Change in deferred income taxes                                      1,666            (664)
       Reduction in total pension liability, net                           (5,546)            (94)
       Other, net                                                             226             584
    Changes in operating assets and liabilities
       Receivables                                                         (4,041)          3,328
       Inventories                                                          1,620          (1,105)
       Other current assets                                                   110             345
       Accounts payable                                                    (2,240)         (3,878)
       Accrued expenses                                                    (1,074)            502
                                                                         --------        --------
       Cash flow provided (used) by continuing operations                  (9,704)          3,460
    Cash flow provided by discontinued operations                           8,026           4,986
                                                                         --------        --------
       Total cash flow provided (used) by operations                       (1,678)          8,446
                                                                         --------        --------

Cash flows provided (used) by investing activities
Continuing operations:
    Capital expenditures                                                   (1,488)         (7,921)
    Payments associated with restructuring                                 (4,064)              0
    Other, net                                                               (271)            (94)
Discontinued operations:
    Capital expenditures                                                     (234)           (848)
    Proceeds from sale of assets of Consumer Products Business             14,417               0
    Other, net                                                               (970)           (884)
                                                                         --------        --------
           Cash flow provided (used) by investing activities                7,390          (9,747)
                                                                         --------        --------

Cash flows provided (used) by financing activities
    Repayment of Senior Notes and Note payable to bank                     (5,600)              0
    Net repayments under lines of credit                                        0            (100)
    Dividends paid                                                           (207)           (621)
    Other, net                                                               (245)             32
                                                                         --------        --------
           Cash flow used by financing activities                          (6,052)           (689)
                                                                         --------        --------

Cash and cash equivalents
    Increase (decrease) during the period                                    (340)         (1,990)
    Balance at beginning of the period                                      3,904           2,261
                                                                         --------        --------
       Balance at end of the period                                      $  3,564        $    271
                                                                         ========        ========

Significant Non-Cash Transactions
    Contribution of 250,000 shares of Common Stock to pension plan       $      0        $  1,891
                                                                         ========        ========


See accompanying notes to condensed consolidated financial statements

                                KERR GROUP, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1)   General

     The condensed consolidated financial statements include the accounts of Kerr Group, Inc. and its wholly owned subsidiary (collectively referred to as the Company). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations for the three months and nine months ended September 30, 1996 and 1995, and changes in cash flows for the nine months ended September 30, 1996 and 1995.

     The results of operations for the first nine months of 1996 are not necessarily indicative of the results to be expected for the full year.

     Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Class B, Series D Preferred Stock and the elimination of the related dividends. The calculation of fully diluted net earnings (loss) per common share for the three months and the nine months ended September 30, 1996 and 1995 was not dilutive.

     The Company did not declare a dividend on its Class B, Series D Preferred Stock during the second or third quarters of 1996. The cumulative amount of undeclared dividends as of September 30, 1996 is $414,000. Under accounting rules, such dividends are not accrued until declared, however, for financial reporting purposes the amount of such dividends are shown on the face of the income statement as a deduction to arrive at net earnings
     (loss) applicable to common stockholders. Under the terms of an agreement with its lenders, the Company is not permitted to declare or pay any dividends on its preferred stock on or before December 9, 1996.

2)   Discontinued Operations

     On March 15, 1996, the Company sold the manufacturing assets of the Consumer Products Business for a purchase price of $14,417,000. These proceeds were utilized for working capital, to reduce debt, including $3,500,000 of debt secured by liens on certain machinery and equipment of the Company, and to fund costs of the restructuring (see Note 3). From March 16, 1996 through September 30, 1996, the Company received $11,958,000 from the sale by the Company of the inventory of the Consumer Products Business and from the collection of the related accounts receivable. The Company expects to receive approximately $4,700,000 during the remainder of 1996 and 1997 from the sale of inventory and collection of accounts receivable of the Consumer Products Business.

     During the first quarter of 1996, the Company incurred a one-time pretax gain of $2,607,000 ($1,564,000 after-tax or $0.40 per common share) in connection with the sale of the manufacturing assets of the Consumer Products Business. This pretax gain has been reduced by $5,800,000 of reserves for i) retiree health care and pension expenses of $3,800,000, ii) severance and related costs of $1,000,000, iii) professional fees of $500,000, iv) asset retirements of $300,000, and v) other costs of $200,000. During the nine months ended September 30, 1996, the Company made cash payments related to such reserves for i) severance and related costs of $600,000, ii) professional fees of $500,000 and iii) other costs of $100,000.

     The assets and liabilities of the discontinued Consumer Products Business have been reclassified on the December 31, 1995 Consolidated Balance Sheet from the previously reported classification to separately identify them as current net assets and non-current net assets related to discontinued operations. These net assets consist of net working capital, net property, plant and equipment, other assets and intangible assets, less related liabilities.

     The results of the Consumer Products Business have been reported separately as a component of discontinued operations in the Condensed Consolidated Statements of Earnings (Loss). The presentation of this business as discontinued had no effect on net loss, net loss applicable to common stockholders or net loss per common share from the amounts previously reported.

3)   Restructuring

     During the first quarter of 1996, the Company recorded an unusual loss of $7,500,000 ($4,500,000 after-tax or $1.14 per common share) for the expected costs associated with the restructuring of the Company, which included moving the corporate headquarters from Los Angeles, California to Lancaster, Pennsylvania and relocating the wide-mouth jar operations from Santa Fe Springs, California to Bowling Green, Kentucky. The pretax loss consisted of reserves for i) severance, workers' compensation and insurance continuation costs of $3,000,000, ii) costs associated with subleasing the two facilities of $2,300,000, iii) asset retirements of $1,600,000 and iv) other costs of $600,000. During the nine months ended September 30, 1996, the Company made cash payments related to such reserves for i) severance and related costs of $1,900,000 and ii) costs associated with subleasing facilities of $200,000.

     The relocation of the corporate headquarters and the wide-mouth jar manufacturing operations have been completed. The restructuring is expected to result in annualized pretax cost savings of approximately $6,500,000 primarily from reduced costs for employment, rentals, manufacturing overhead, utilities and freight. These cost savings are expected to be substantially realized in 1997.

     During the three month and nine month periods ended September 30, 1996, the Company incurred unusual pretax losses of $1,280,000 ($768,000 after-tax or $0.20 per common share) and $1,936,000 ($1,162,000 after-tax or $0.30 per common share), respectively, for restructuring costs primarily related to relocation of personnel and equipment. The Company expects to incur an additional $600,000 ($360,000 after-tax or $0.09 per common share) for restructuring costs during the remainder of 1996 and early 1997. Accounting rules require these costs to be expensed as incurred.

4)   Receivables

     Receivables as of September 30, 1996 and December 31, 1995, as shown on the accompanying Consolidated Balance Sheets, have been reduced by net proceeds of $3,959,000 and $7,357,000, respectively, from advances pursuant to the sale of receivables under the Company's Accounts Receivable Agreement. In addition, receivables as of December 31, 1995, related to discontinued operations, included in Current Net Assets Related to Discontinued Operations on the accompanying Consolidated Balance Sheets, have been reduced by net proceeds of $343,000 from advances pursuant to the sale of receivables under the Company's Accounts Receivable Agreement.

5)   Income Taxes

     During the quarter ended September 30, 1996, the Company recorded a charge of $4,000,000 (or $1.02 per common share) to provide a valuation reserve against its deferred income tax asset. The valuation reserve was provided due to the amount of the restructuring charges recorded in 1996 and the projected time period needed to recover the deferred income tax asset.

6)   Financing

     During October 1996, the Company executed a commitment letter with The CIT Group/Business Credit, Inc. for $48,000,000 of financing secured by all of the Company's assets. The proceeds of the financing will permit the Company to restructure its existing indebtedness. In addition to paying the Company's Accounts Receivables Agreement, the financing permits the Company to pay $29,300,000 of the Company's $50,900,000 existing indebtedness. The Company has agreed to exchange the balance of the Company's existing debt for secured subordinated notes in the principal amount of $12,000,000 and convertible preferred stock with a liquidation preference of $13,000,000, and having no stated dividends. The subordinated notes will bear interest at the rate of 10% per annum, but will be "pay-in-kind" during the first three years. The preferred stock will be convertible into approximately

     748,000 shares of common stock. After the financial restructuring, the Company expects to have approximately $10,000,000 of additional borrowing availability. The Company expects to record an approximate $3,000,000 pretax gain ($1,800,000 after-tax or $0.46 per common share) related to the financial restructuring during the fourth quarter of 1996.

     The consummation of the restructuring will be subject to the execution and delivery of definitive loan agreements among The CIT Group/Business Credit, Inc., the holders of the existing institutional indebtedness and the Company. There can be no assurance that the restructuring will be consummated.

     In addition, the Company obtained an extension of waivers of certain financial covenants through December 9, 1996 for its existing institutional indebtedness and an extension of the maturity date of the unsecured Note to December 9, 1996.

     If the financial restructuring is not consummated and subsequent waivers of financial covenants or the extension of the maturity date of the unsecured Note are not obtained, the holders of the institutional indebtedness would be entitled to exercise certain remedies, including the acceleration of the due date for payment of the Senior Notes and the unsecured Note, and the termination of the Accounts Receivable Agreement. However, the Company believes that the financial restructuring will be consummated. The accompanying consolidated financial statements have been prepared on the basis of such belief of the Company.

     In connection with an amendment to the Company's Accounts Receivable Agreement effective September 30, 1996, the maximum amount that can be advanced to the Company pursuant to the sale of trade accounts receivable at any time is $8,500,000.

                                KERR GROUP, INC.

                 Computation of Earnings (Loss) Per Common Share
                      (in thousands except per share data)

                                                                    (Unaudited)                    (Unaudited)
                                                                 Three Months Ended             Nine Months Ended
                                                                   September 30,                   September 30,
                                                             ------------------------        ------------------------
                                                               1996            1995            1996            1995
                                                             --------        --------        --------        --------
Primary Net Earnings (Loss) Per Common Share
     Net loss                                                $ (4,498)       $ (1,099)       $(11,853)       $ (1,771)

     Less Preferred Stock dividends                              (207)           (207)           (621)           (621)
                                                             --------        --------        --------        --------

     Net loss applicable to primary earnings
         per common share                                    $ (4,705)       $ (1,306)       $(12,474)         (2,392)
                                                             ========        ========        ========        ========

     Weighted average number of common
         shares outstanding                                     3,933           3,933           3,933           3,812
                                                             ========        ========        ========        ========

     Primary net loss per common share                       $  (1.20)       $  (0.33)       $  (3.17)       $  (0.63)
                                                             ========        ========        ========        ========


Fully Diluted Net Earnings (Loss) Per Common Share
     Net loss applicable to primary earnings
         per common share                                    $ (4,705)       $ (1,306)       $(12,474)       $ (2,392)

     Add Preferred Stock dividends                                207             207             621             621
                                                             --------        --------        --------        --------

     Net loss applicable to fully
         diluted earnings per common share                   $ (4,498)       $ (1,099)       $(11,853)       $ (1,771)
                                                             ========        ========        ========        ========

     Weighted average number of common
         shares outstanding                                     3,933           3,933           3,933           3,812

     Common shares issuable upon assumed
         conversion of Preferred Stock                            709             709             709             709

     Incremental common shares issuable upon
         assumed exercise of outstanding stock options              0               3               3              20
                                                             --------        --------        --------        --------

     Adjusted weighted average number of common
         shares outstanding                                     4,642           4,645           4,645           4,541
                                                             ========        ========        ========        ========

     Fully diluted net loss per common share:

         As computed                                         $  (0.97)       $  (0.24)       $  (2.55)       $  (0.39)
                                                             ========        ========        ========        ========
         As reported (a)                                     $  (1.20)       $  (0.33)       $  (3.17)       $  (0.63)
                                                             ========        ========        ========        ========


(a) The calculation of fully diluted net loss per common share for the three months and the nine months ended September 30, 1996 and 1995 was not dilutive.

                                KERR GROUP, INC.

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations for the
         Three Months and Nine Months Ended September 30, 1996 and 1995

Results of Operations

Continuing Operations

Net sales for the three months ended September 30, 1996 were $28,024,000 as compared to $28,240,000 for the three months ended September 30, 1995, a decrease of $216,000 or 1%. Net sales for the nine months ended September 30, 1996 were $80,488,000 as compared to $81,791,000 for the nine months ended September 30, 1995, a decrease of $1,303,000 or 2%. The decrease in net sales for the three and nine months ended September 30, 1996 over the comparable periods in 1995 was due primarily to lower unit sales of tamper-evident closures and wide mouth jars and closures.

Cost of sales for the three months ended September 30, 1996 were $20,746,000 as compared to $22,436,000 for the three months ended September 30, 1995, a decrease of $1,690,000 or 8%. The decrease in cost of sales for the quarter was primarily due to sales of lower cost products, reduced unit costs due to increased production, lower costs resulting from the restructuring of the Company and lower unit sales.

Cost of sales for the nine months ended September 30, 1996 were $64,772,000 as compared to $63,958,000 for the nine months ended September 30, 1995, an increase of $814,000 or 1%. The increase for the nine month period was due primarily to inefficiencies resulting from reduced production.

Gross profit as a percent of net sales for the three months ended September 30, 1996 increased to 26% as compared to 21% for the three months ended September 30, 1995 due primarily to sales of higher margin products, reduced unit costs due to increased production and lower costs resulting from the restructuring of the Company.

Gross profit as a percent of net sales for the nine months ended September 30, 1996 decreased to 20% as compared to 22% for the nine months ended September 30, 1995 primarily due to increased reserves for customer rebates and inventory obsolescence, and reduced production, all of which occurred in the first quarter of 1996.

Selling, warehouse, general and administrative expenses decreased $332,000 or 6% during the three months ended September 30, 1996, as compared to the same period in 1995 due primarily to lower costs resulting from the restructuring of the Company.

Selling, warehouse, general and administrative expenses increased $293,000 or 2% during the nine months ended September 30, 1996, as compared to the same period in 1995 due primarily to the start up of operations at the Company's new Bowling Green, Kentucky facility.

During the first quarter of 1996, the Company recorded an unusual loss of $7,500,000 ($4,500,000 after-tax or $1.14 per common share) for the expected costs associated with the restructuring of the Company, which included moving the corporate headquarters from Los Angeles, California to Lancaster, Pennsylvania and relocating the wide-mouth jar operations from Santa Fe Springs, California to Bowling Green, Kentucky. The pretax loss consisted of reserves for
i) severance, workers' compensation and insurance continuation costs of $3,000,000, ii) costs associated with subleasing the two facilities of $2,300,000, iii) asset retirements of $1,600,000 and iv) other costs of $600,000. During the nine months ended September 30, 1996, the Company made cash payments related to such reserves for i) severance and related costs of $1,900,000 and ii) costs associated with subleasing facilities of $200,000.

The relocation of the corporate headquarters and the wide-mouth jar manufacturing operation have been completed. The restructuring is expected to result in annualized pretax cost savings of approximately $6,500,000 primarily from reduced costs for employment, rentals, manufacturing overhead, utilities and freight. These cost savings are expected to be substantially realized in 1997.

During the three month and nine month periods ended September 30, 1996, the Company incurred unusual pretax losses of $1,280,000 ($768,000 after-tax or $0.20 per common share) and $1,936,000 ($1,162,000 after-tax or $0.30 per common share), respectively, for restructuring costs primarily related to relocation of personnel and equipment. The Company expects to incur an additional $600,000 ($360,000 after-tax or $0.09 per common share) for restructuring costs during the remainder of 1996 and early 1997. Accounting rules require these costs to be expensed as incurred.

During the nine months ended September 30, 1996, the Company also incurred unusual expenses of $245,000 ($147,000 after-tax or $0.04 per common share) to reimburse its unsecured lenders for professional fees incurred in connection with the Company obtaining waivers of certain covenants and extension of the maturity date of an unsecured Note.

Net interest expense decreased $36,000 during the three month period ended September 30, 1996 as compared to the same period in 1995. Net interest expense increased $181,000 during the nine month period ended September 30, 1996, as compared to the same period in 1995, primarily as a result of higher levels of short-term financing during the first quarter of 1996.

The loss before income taxes decreased $490,000 during the three months ended September 30, 1996 as compared to the same period in 1995, due primarily to sales of higher margin products and increased production.

The loss before income taxes increased $12,272,000 during the nine months ended September 30, 1996 as compared to the same period in 1995, due primarily to the impact of restructuring charges.

The provision for income taxes increased $4,202,000 and decreased $885,000 during the three month and nine month periods ended September 30, 1996 as compared to the same periods in 1995, respectively, as a result of the Company recording a charge of $4,000,000 (or $1.02 per common share) to provide a valuation reserve against its deferred income tax asset. The valuation reserve was provided due to the amount of the restructuring charges recorded in 1996 and the projected time period needed to recover the deferred income tax asset.

Discontinued Operations

The Company had no net earnings from discontinued operations for the third quarter of 1996 as compared to $313,000 of net earnings from discontinued operations for the third quarter of 1995.

The Company reported net earnings from discontinued operations of $1,431,000 for the first nine months of 1996 as compared to $126,000 for the first nine months of 1995. The net earnings in 1996 includes a pretax gain of $2,607,000 ($1,564,000 after-tax or $0.40 per common share) in connection with the sale of the manufacturing assets of the Consumer Products Business. This pretax gain has been reduced by $5,800,000 of reserves, for i) retiree health care and pension expenses of $3,800,000, ii) severance and related costs of $1,000,000, iii) professional fees of $500,000, iv) asset retirements of $300,000 and v) other costs of $200,000. During the nine months ended September 30, 1996, the Company made cash payments related to such reserves for i) severance and related costs of $600,000, ii) professional fees of $500,000 and iii) other costs of $100,000.

Financial Condition

During the first nine months of 1996, the principal source of cash was $14,417,000 received from the sale of the manufacturing assets of the Consumer Products Business and $8,026,000 of net cash flow related to the operations of the Consumer Products Business, which primarily relate to the liquidation of receivables and inventory. The principal uses of cash were to fund pretax losses, net debt retirements of $5,600,000, cash payments associated with the restructuring of $4,064,000 and a reduction in the net proceeds from the sale of receivables under the Company's Accounts Receivable Agreement of $3,398,000.

During the first nine months of 1995, the principal source of cash was from operations, which includes $6,089,000 related to net proceeds from the sale of receivables under the Company's Accounts Receivable Agreement and $3,407,000 of proceeds from the seasonal reduction in receivables and inventories of the Consumer Products Business. The principal use of cash was to fund capital expenditures of $7,921,000.

As of September 30, 1996, the Company expects to receive approximately $4,700,000 during the remainder of 1996 and 1997, from the sale to its customers of Consumer Products Business inventory and the collection of related accounts receivable. Such assets are presented as discontinued operations in the accompanying Consolidated Balance Sheets.

On May 10, 1995, the Company contributed 250,000 shares of its Common Stock, at a price of $7.56 per share, to the Kerr Group, Inc. Retirement Income Plan. The contribution reduced Kerr's pension liability by $1,891,000.

Since the third quarter of 1990, the Company has not declared any dividends on its Common Stock. The Company's Senior Notes, Accounts Receivable Agreement and unsecured Note limit the payment of dividends on Common Stock. Under the most restrictive covenant of such agreements, the payment of dividends on Common Stock is not permitted as of September 30, 1996.

The Company did not declare a dividend on its Class B, Series D Preferred Stock during the second or third quarters of 1996. The cumulative amount of undeclared dividends as of September 30, 1996 is $414,000. Under accounting rules, such dividends are not accrued until declared. Under the terms of an agreement with its lenders, the Company is not permitted to declare or pay any dividends on its preferred stock on or before December 9, 1996.

The ratio of current assets to current liabilities at September 30, 1996 and December 31, 1995 was 0.5 and 0.6, respectively. The ratio of current assets to current liabilities is less than 1.0 due to the classification of the Company's outstanding Senior Notes as a current liability because the Company was in default of certain financial covenants for which the Company has received waivers only through December 9, 1996. The ratio of total debt to total capitalization increased to 79% at September 30, 1996 from 70% at December 31, 1995 due to lower stockholders' equity.

During October 1996, the Company executed a commitment letter with The CIT Group/Business Credit, Inc. for $48,000,000 of financing secured by all of the Company's assets. The proceeds of the financing will permit the Company to restructure its existing indebtedness. In addition to paying the Company's Accounts Receivables Agreement, the financing permits the Company to pay $29,300,000 of the Company's $50,900,000 existing indebtedness. The Company has agreed to exchange the balance of the Company's existing debt for secured subordinated notes in the principal amount of $12,000,000 and convertible preferred stock with a liquidation preference of $13,000,000, and having no stated dividends. The subordinated notes will bear interest at the rate of 10% per annum, but will be "pay-in-kind" during the first three years. The preferred stock will be convertible into approximately 748,000 shares of common stock. After the financial restructuring, the Company expects to have approximately $10,000,000 of additional borrowing availability. The Company expects to record an approximate $3,000,000 pretax gain ($1,800,000 after-tax or $0.46 per common share) related to the financial restructuring during the fourth quarter of 1996.

The consummation of the restructuring will be subject to the execution and delivery of definitive loan agreements among The CIT Group/Business Credit, Inc., the holders of the existing institutional indebtedness and the Company. There can be no assurance that the restructuring will be consummated.

In addition, the Company obtained an extension of waivers of certain financial covenants through December 9, 1996 for its existing institutional indebtedness and an extension of the maturity date of the unsecured Note to December 9, 1996.

If the financial restructuring is not consummated and subsequent waivers of financial covenants or the extension of the maturity date of the unsecured Note are not obtained, the holders of the institutional indebtedness would be entitled to exercise certain remedies, including the acceleration of the due date for payment of the Senior Notes and the unsecured Note, and the termination of the Accounts Receivable Agreement. However, the Company believes that the financial restructuring will be consummated. The accompanying consolidated financial statements have been prepared on the basis of such belief of the Company.

At September 30, 1996, the Company had unused sources of liquidity consisting of cash and cash equivalents of $3,564,000, additional advances available under the Accounts Receivable Agreement of approximately $2,000,000, a tax net operating loss carryforward of $17,256,000, a minimum tax credit carryforward of $812,000 and other tax credit carryforwards of $201,000. The Company believes that its financial resources, including proceeds from the sale of certain assets of the Consumer Products Business and other internally generated funds, are adequate to meet its foreseeable needs, subject to the consummation of the financial restructuring.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     10.2 Consent, Waiver and Amendment Agreement dated September 30, 1996 between PNC Bank, N.A., the Purchasers identified in the Note Agreement dated as of September 15, 1993, The First National Bank of Boston and the Company.

b.   Reports on Form 8-K

     There were no reports filed on Form 8-K for the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KERR GROUP, INC.


November 13, 1996                     By /s/ D. Gordon Strickland
                                         ----------------------------------
                                         D. Gordon Strickland
                                         President, Chief Executive Officer


November 13, 1996                     By /s/ Geoffrey A. Whynot
                                         ----------------------------------
                                         Geoffrey A. Whynot
                                         Vice President, Finance
                                         Chief Financial Officer