Form 10-K/A
period 1995-12-31
KERR GROUP INC
filed 1997-01-13
CIK 55454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995
                          Commission file number 1-7272

                                KERR GROUP, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                             95-0898810
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

1840 Century Park East, Los Angeles, California                   90067
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:           (310) 556-2200

Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
Title of each class                             on which registered
-------------------                             -------------------

Common Stock                                    New York Stock Exchange
$1.70 Class B Cumulative Convertible
 Preferred Stock, Series D                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 1996, was $25,927,179.

The number of shares of the Registrant's Common Stock, $.50 par value, outstanding as of March 15, 1996, was 3,933,095.


                                 -Continued-

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

Item 7 of Part I of the Form 10-K of Kerr Group, Inc. for the fiscal year ended December 31, 1995 (the "1995 Form 10-K") is hereby amended and restated in its entirety as stated below:

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

In 1995, the Registrant incurred a $1,000,000 unusual loss related to the write-down in the book value of land formerly used by the Registrant as a glass container manufacturing plant. Such write-down was necessitated by additional declines in the market value of commercial real estate in Southern California during 1995.

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

During 1994, the principal use of cash flow was to fund capital expenditures of $15,648,000. Cash flow was provided through the reduction of the Registrant's cash balances of $9,068,000 and cash from financing activities of $5,457,000.

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

Item 8 of Part I of the 1995 Form 10-K is hereby amended and restated in its entirety as stated below:

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page(s)
                                                                          -------
Independent Auditors' Report                                                 10

Consolidated Balance Sheets - December 31, 1995 and 1994                   11-12

Consolidated Statements of Earnings (Loss) -
   Three Years Ended December 31, 1995                                       13


Consolidated Statements of Cash Flows -
   Three Years Ended December 31, 1995                                       14

Consolidated Statements of Common Stockholders' Equity -
   Three Years Ended December 31, 1995                                       15

Notes to Consolidated Financial Statements                                 16-37

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




KPMG PEAT MARWICK  LLP
Los Angeles, California
March 15, 1996

CONSOLIDATED BALANCE SHEETS


Years Ended December 31,                                                             1995                1994
                                                                                   ---------           ---------
                                                                                          (in thousands)
ASSETS
Current assets
  Cash and cash equivalents                                                        $   3,904           $   2,261
  Receivables - primarily trade accounts, less allowance for doubtful accounts
  of $421 in 1995 and $170 in 1994                                                     7,430              16,312
  Inventories
    Raw materials and work in process                                                 11,245              11,156
    Finished goods                                                                    19,796              23,134
                                                                                   ---------           ---------
    Total inventories                                                                 31,041              34,290
  Prepaid expenses and other current assets                                            3,108               4,526
                                                                                   ---------           ---------

    Total current assets                                                              45,483              57,389

Property, plant and equipment, at cost
  Land                                                                                   427                 427
  Buildings and improvements                                                          13,589              12,577
  Machinery and equipment                                                             93,401              84,462
  Furniture and office equipment                                                       6,035               5,381
                                                                                   ---------           ---------

                                                                                     113,452             102,847
  Accumulated depreciation and amortization                                          (61,937)            (54,506)
                                                                                   ---------           ---------

    Net property, plant and equipment                                                 51,515              48,341

Deferred income taxes                                                                  8,057               2,192
Goodwill and other intangibles, net of amortization of $2,291 in 1995 and
  $1,812 in 1994                                                                       7,140               6,622
Other assets                                                                           8,026               9,156
                                                                                   ---------           ---------
                                                                                   $ 120,221           $ 123,700
                                                                                   =========           =========



See accompanying notes to consolidated financial statements.

Years Ended December 31,                                                        1995                1994
                                                                              ---------           ---------
                                                                        (in thousands, except per share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term debt                                                             $   6,500           $   5,500
  Senior debt due 1997 through 2003 classified as current                        50,000                  --
  Accounts payable                                                               10,488              13,445
  Accrued pension liability                                                       3,777                  70
  Other current liabilities                                                       5,056               3,792
                                                                              ---------           ---------

    Total current liabilities                                                    75,821              22,807


Pension liability                                                                18,318              15,230
Other long-term liabilities                                                       2,175               2,610


Senior debt due 1997 through 2003                                                    --              50,000


Stockholders' equity
  Preferred Stock, 487 shares authorized and issued,
    at liquidation value of $20 per share                                         9,748               9,748
  Common Stock, $.50 par value per share, 20,000 shares authorized,
    4,226 shares issued in 1995 and 4,220 shares issued in 1994                   2,113               2,110
  Additional paid-in capital                                                     27,239              27,210
  Retained earnings                                                               1,860              11,995
  Treasury Stock, at cost, 293 shares in 1995 and 543 shares in 1994             (6,913)            (12,803)
  Excess of additional pension liability over unrecognized
    prior service cost, net of tax benefits                                     (10,140)             (5,207)

    Total stockholders' equity                                                   23,907              33,053
                                                                              ---------           ---------

                                                                              $ 120,221           $ 123,700
                                                                              =========           =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

Years Ended December 31,                                                 1995                1994               1993
                                                                      ---------           ---------           ---------
                                                                           (in thousands, except per share amounts)

Net sales                                                             $ 138,995           $ 139,156           $ 127,372
Cost of sales                                                           108,964              96,356              88,922
                                                                      ---------           ---------           ---------

  Gross profit                                                           30,031              42,800              38,450
Selling, warehouse, general and administrative expenses                  32,037              32,435              30,095
Loss on plant relocation                                                     --                  --               4,500
Loss on revaluation of land                                               1,000                  --                  --
Interest expense                                                          6,047               4,985               5,680
Interest and other income                                                  (228)               (369)               (858)
                                                                      ---------           ---------           ---------
Earnings (loss) before income taxes                                      (8,825)              5,749                (967)


Provision (benefit) for income taxes                                     (3,518)              2,345                (634)
                                                                      ---------           ---------           ---------

  Earnings (loss) before extraordinary loss                              (5,307)              3,404                (333)

Extraordinary loss on retirement of debt, after
    applicable income tax benefit of $632                                    --                  --              (1,300)
                                                                      ---------           ---------           ---------

  Net earnings (loss)                                                    (5,307)              3,404              (1,633)


Preferred stock dividends                                                   829                 829                 829
                                                                      ---------           ---------           ---------
  Net earnings (loss) applicable to common stockholders               $  (6,136)          $   2,575           $  (2,462)
                                                                      =========           =========           =========


Earnings (loss) per common share:
  Earnings (loss) per common share before extraordinary loss          $   (1.60)          $    0.70           $   (0.32)
  Extraordinary loss per common share on retirement of debt                  --                  --               (0.35)
                                                                      ---------           ---------           ---------

    Net earnings (loss) per common share                              $   (1.60)          $    0.70           $   (0.67)
                                                                      =========           =========           =========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                    1995               1994               1993
                                                                          --------           --------           --------
                                                                                          (in thousands)
CASH FLOW PROVIDED (USED) BY OPERATIONS
  Earnings (loss)                                                         $ (5,307)          $  3,404           $   (333)
  Add (deduct) noncash items included in earnings (loss)
      Depreciation and amortization                                          9,016              7,731              7,364
      Reserve for loss on plant relocation, net of tax                          --                 --              2,754
      Change in deferred income taxes                                       (2,482)             1,705                159
      Increase (Decrease) in total pension liability, net                      294               (266)            (1,116)
      Collection of accounts receivable, and payment of accounts payable and accrued and other expenses related to
        discontinued operations                                               (297)            (2,598)            (2,500)
      Payments associated with relocation of home canning cap
        and lid operations                                                    (205)            (3,005)                --
      Other, net                                                             1,420                 62               (624)
  Changes in other operating working capital
    Receivables                                                              8,882             (2,779)            (2,186)
    Inventories                                                              3,249             (6,258)            (5,712)
    Other current assets                                                     1,304               (133)              (885)
    Accounts payable                                                        (2,957)             3,872                729
    Accrued expenses                                                         1,379               (913)              (541)
                                                                          --------           --------           --------

    Cash flow provided (used) by operations                                 14,296                822             (2,891)

CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES
  Capital expenditures                                                     (11,840)           (15,648)           (11,256)
  Proceeds from liquidation of long-term certificates of deposit               375              1,000                 --
  Other, net                                                                  (982)              (699)            (1,338)
                                                                          --------           --------           --------

    Cash flow provided (used) by investing activities                      (12,447)           (15,347)           (12,594)

CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES
  Net borrowings under lines of credit                                       1,000              5,500                 --
  Issuance of senior debt                                                       --                 --             50,000
  Extinguishment of subordinated debt                                           --                 --            (41,131)
  Dividends paid                                                              (829)              (829)              (829)
  Other, net                                                                  (377)               786               (477)
                                                                          --------           --------           --------

    Cash flow provided (used) by financing activities                         (206)             5,457              7,563

CASH AND CASH EQUIVALENTS
  Increase (decrease) during the year                                        1,643             (9,068)            (7,922)
  Balance at beginning of the year                                           2,261             11,329             19,251
                                                                          --------           --------           --------

    Balance at end of the year                                            $  3,904           $  2,261           $ 11,329
                                                                          ========           ========           ========

SIGNIFICANT NON-CASH TRANSACTIONS
  Contribution of 250,000 shares of Common Stock to Pension Plan          $  1,891           $      0           $      0
                                                                          ========           ========           ========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

Years Ended December 31, 1995, 1994 and 1993

                                                                                                       Excess Of
                                                                                                       Additional
                                     Number Of                                                           Pension
                                     Shares Of                                                        Liability Over      Notes
                                       Common                 Additional                               Unrecognized     Receivable
                                       Stock       Common      Paid-In     Retained       Treasury        Prior         From ESOP
                                    Outstanding     Stock      Capital     Earnings         Stock      Service Cost       Trusts
                                    -----------     -----      -------     --------         -----      ------------       ------
                                                                           (in thousands)
Balance, December 31, 1992            3,675       $2,105      $27,113      $ 11,882       $(12,737)      $     --         $(1,647)

Net loss                                 --           --           --        (1,633)            --             --              --
Dividends on Preferred Stock             --           --           --          (829)            --             --              --
Pension adjustment                       --           --           --            --             --         (6,835)             --
Repayments on ESOP Trusts
  notes receivable                       --           --           --            --             --             --             931
Purchase of common stock                 (8)          --           --            --            (66)            --              --
Restricted Stock Plan                    --           --           32            --             --             --              --
                                     ------       ------      -------      --------       --------       --------         -------

Balance, December 31, 1993            3,667        2,105       27,145         9,420        (12,803)        (6,835)           (716)

Net earnings                             --           --           --         3,404             --             --              --
Dividends on Preferred Stock             --           --           --          (829)            --             --              --
Pension adjustment                       --           --           --            --             --          1,628              --
Repayments on ESOP Trusts
  notes receivable                       --           --           --            --             --             --             716
Issuance of Common Stock under
  stock option plans                     10            5           65            --             --             --              --
                                     ------       ------      -------      --------       --------       --------         -------

Balance, December 31, 1994            3,677        2,110       27,210        11,995        (12,803)        (5,207)             --

Net loss                                 --           --           --        (5,307)            --             --              --
Dividends on Preferred Stock             --           --           --          (829)            --             --              --
Pension adjustment                       --           --           --            --             --         (4,933)             --
Contribution of Treasury Stock to
  pension fund                          250           --           --        (3,999)         5,890             --              --
Issuance of Common Stock under
  stock option plans                      6            3           29            --             --             --              --
                                     ------       ------      -------      --------       --------       --------         -------

Balance, December 31, 1995            3,933       $2,113      $27,239      $  1,860       $ (6,913)      $(10,140)        $    --
                                     ======       ======      =======      ========       ========       ========         =======


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


NOTE 2 - SUBSEQUENT EVENT - SALE OF ASSETS AND RESTRUCTURING

On March 15, 1996, the Company sold certain assets of the Consumer Products Business for a purchase price of approximately $14,500,000 and announced a restructuring program which will include the relocation of the Company's principal executive office and the consolidation of certain manufacturing facilities. The Company also expects to receive approximately $16,500,000, primarily during the remainder of 1996, from the Company's sale to consumer products customers of the inventory of the Consumer Products Business and from the collection of the accounts receivable of the Consumer Products Business. These proceeds will be utilized for working capital, to reduce debt, including $3,500,000 of debt secured by liens on certain machinery and equipment of the Company, and to fund costs of the restructuring.

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




NOTE 4 - INCOME TAXES

Total income tax provision (benefit) for the years ended December 31, 1995 and 1994 was allocated as follows:

                                                                   1995          1994
                                                                  -------       ------
                                                                     (in thousands)
Earnings (loss)                                                   $(3,518)      $2,345
Stockholders' equity, related to excess of pension liability
  over unrecognized prior service costs                            (3,281)         878
                                                                  -------       ------

                                                                  $(6,799)      $3,223
                                                                  =======       ======

The provision (benefit) for income taxes for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                                     1995          1994       1993
                                                    -------       ------      -----
                                                              (in thousands)
Current
  U.S. Federal                                      $    --       $   81      $ 119
  State                                                  --           --         --
                                                    -------       ------      -----
Total current                                            --           81        119

Deferred
  U.S. Federal                                       (2,755)       1,814       (637)
  State                                                (763)         450       (116)
                                                    -------       ------      -----

Total deferred                                       (3,518)       2,264       (753)
                                                    -------       ------      -----

    Total provision (benefit) for income taxes      $(3,518)      $2,345      $(634)
                                                    =======       ======      =====



The significant components of deferred income taxes (benefits) for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                           1995         1994          1993
                                                                         -------       -------       -------
                                                                                    (in thousands)
Reinstatement (reduction) of deferred income taxes
  attributable to recognition of alternative minimum tax
  credits and tax net operating loss carryforwards                       $(5,056)      $  (541)      $    52
Temporary differences associated with the sales of
  discontinued operations                                                   (466)        1,531         1,051
Temporary differences associated with the loss on plant relocation           157         1,429        (1,368)
Additional costs inventoried for tax purposes                                (44)           64          (245)
Excess (deficit) of pension contributions paid over pension expense        1,513            46           448
Excess (deficit) of tax over book depreciation,
  including assets retired or sold                                           668           (19)         (327)
Other, net                                                                  (290)         (246)         (364)
                                                                         -------       -------       -------

    Total                                                                $(3,518)      $ 2,264       $  (753)
                                                                         =======       =======       =======

Total provision (benefit) for income taxes for the years ended December 31, 1995, 1994 and 1993 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings (loss) before income taxes as a result of the following:

                                                                         1995         1994       1993
                                                                       -------       ------      -----
                                                                                 (in thousands)
Computed "expected" tax provision (benefit)                            $(3,002)      $1,954      $(329)
Increase (reduction) in provision resulting from:
  State income tax provision (benefit), net of Federal tax effect         (524)         231        (47)
  Change in the valuation allowance for deferred tax assets                 --           --       (369)
  Other, net                                                                 8          160        111
                                                                       -------       ------      -----
  Actual tax provision (benefit)                                       $(3,518)      $2,345      $(634)
                                                                       =======       ======      =====

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                                                                                       1995           1994
                                                                                     --------       --------
                                                                                         (in thousands)
Deferred income tax assets:
  Pension liabilities --
    Excess of additional pension liability over unrecognized prior service cost      $  6,743       $  3,462
    Accrued pension liability                                                              --          1,490
  Accrued retiree health liability                                                        551            630
  Accrued reserves associated with discontinued operations                                274            350
  Inventory                                                                               675            722
  Accrued vacation pay                                                                    461            383
  Tax credit carryforwards                                                              1,158          1,830
  Net operating loss carryforwards                                                      6,882          1,962
  Other                                                                                   670          1,120
                                                                                     --------       --------

    Total gross deferred income tax assets                                             17,414         11,949
    Less valuation allowance                                                               --             --
                                                                                     --------       --------

    Deferred income tax assets, net of valuation allowance                             17,414         11,949
Deferred income tax liabilities:
  Property, plant and equipment, principally due to differences in depreciation        (5,744)        (5,146)
  Excess of book basis over tax basis of land and buildings formerly
    used as a glass container manufacturing plant                                      (1,252)        (1,795)
  Other                                                                                  (610)          (962)
                                                                                     --------       --------

    Total gross deferred income tax liabilities                                        (7,606)        (7,903)
                                                                                     --------       --------

Net deferred income tax assets                                                       $  9,808       $  4,046
                                                                                     ========       ========

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


NOTE 5 - OTHER CURRENT LIABILITIES

At December 31, 1995 and 1994, other current liabilities were as follows:

                                                         1995             1994
                                                        ------           ------
                                                             (in thousands)
Accrued wages and vacation pay                          $2,143           $1,879
Accrued interest                                         2,617              240
Other accrued expenses                                     296            1,673
                                                        ------           ------

  Total accrued expenses                                $5,056           $3,792
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

Net pension expense for the years ended December 31, 1995, 1994 and 1993 included the following components:

                                                       1995           1994          1993
                                                     --------       -------       -------
                                                                 (in thousands)
Defined Benefit Plan:
  Service cost (benefit earned during period)        $    498       $   564       $   472
  Interest cost on projected benefit obligation         7,364         7,018         6,941
  Actual loss (return) on assets                      (16,080)          597        (7,843)
  Net amortization and deferral                         9,460        (6,552)        1,619
                                                     --------       -------       -------
Defined Benefit Plan expense                         $  1,242       $ 1,627       $ 1,189
                                                     ========       =======       =======

Defined Contribution Plan expense                    $     15       $    17       $    21
                                                     ========       =======       =======

The funded status of the defined benefit plans at December 31, 1995 and 1994 was as follows:

                                                                             1995            1994
                                                                           ---------       --------
                                                                                 (in thousands)
Actuarial present value
  Vested benefit obligation                                                $  99,237       $ 81,605
  Nonvested benefit obligation                                                 1,942          2,445
                                                                           ---------       --------

  Accumulated benefit obligation                                             101,179         84,050
  Effect of future salary increases                                            2,812          1,842
                                                                           ---------       --------

  Projected benefit obligation                                               103,991         85,892
Plan assets at fair value (a)                                                 79,084         68,750
                                                                           ---------       --------

Projected benefit obligation in excess of plan assets                         24,907         17,142
Unrecognized net transition obligation                                          (474)          (553)
Unrecognized prior service costs                                                (936)          (663)
Unrecognized net loss                                                        (19,660)       (10,511)
                                                                           ---------       --------

Accrued pension liability before adjustment                                    3,837          5,415
Adjustment required to recognize additional minimum pension liability         18,258          9,885
  Accrued pension liability related to the defined benefit plan            $  22,095       $ 15,300
                                                                           =========       ========

  Accrued pension liability related to the defined contribution plan       $       8       $     17
                                                                           =========       ========

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

The defined benefit plan assumptions as of December 31, 1995, 1994 and 1993 were as follows:

                                               1995       1994     1993
                                               ----       ----     ----

  Discount rate                                7.25%      8.75%     7.5%
  Increase in compensation rate                   5%         5%       5%
  Long-term rate of return on assets            9.5%       9.5%     9.5%

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

Retiree health care and life insurance expense for the years ended December 31, 1995, 1994 and 1993 included the following components:

                                                        1995        1994        1993
                                                       ------      ------      ------
                                                               (in thousands)
Retiree health care and life insurance expense:
  Service cost (benefit earned during period)          $   41      $   54      $   83
  Interest cost on accumulated benefit obligation         855       1,082       1,187
  Actual return on assets                                  --          --          --
  Net amortization and deferral                           544         624         660
                                                       ------      ------      ------

                                                       $1,440      $1,760      $1,930
                                                       ======      ======      ======

The funded status of the retiree health care and life insurance plans at December 31, 1995 and 1994 was as follows:

                                                                                 1995           1994
                                                                               --------       --------
                                                                                    (in thousands)
Actuarial present value of accumulated postretirement benefit obligation:
  Retirees                                                                     $  9,210       $  9,083
  Fully eligible active participants                                                735          1,428
  Other active participants                                                       1,055            739
  Accumulated benefit obligation                                                 11,000         11,250
Plan assets at fair value                                                            --             --
                                                                               --------       --------
Accumulated benefit obligation in excess of plan assets                          11,000         11,250
Unrecognized net transition obligation                                          (10,612)       (11,237)
Unrecognized prior service costs                                                     --             --
Unrecognized net gain (loss)                                                        992          1,563
                                                                               --------       --------

Accrued postretirement benefit liability                                       $  1,380       $  1,576
                                                                               ========       ========

The retiree health care and life insurance plans assumptions are as follows:

                                          December 31,             December 31,         December  31,
                                                  1995                     1994                  1993
                                   -------------------      -------------------      ----------------
Discount rate                                    7.25%                    8.75%                  7.5%
Health care cost trend rates --
  Indemnity plans                  8.75% trending down      8.75% trending down      9% trending down
                                                 to 6%                    to 6%                 to 6%
  Managed care plans               6.75% trending down      6.75% trending down      7% trending down
                                                 to 4%                    to 4%                 to 4%


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

Years Ended December 31,
------------------------
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

                                              1995                            1994                            1993
                                 -----------------------------   -----------------------------   ------------------------------
                                 Number Of                       Number Of                       Number Of
                                   Options       Price Range       Options       Price Range       Options       Price Range
                                 ---------    ----------------   ---------    ----------------   ---------    -----------------
Options Outstanding:
  Beginning of year                252,100     $5 3/8 - 10 3/8     274,000     $5 3/8 - 8 5/16     198,850     $5 3/8 - 11 7/16
  Granted                          204,000      7 9/16               6,500      9 7/16-10 3/8      157,500      8-8 5/16
  Exercised                         (6,000)     5 3/8              (10,400)     5 3/8 - 7 1/8           --
  Cancelled                        (23,000)     5 3/8-8 5/16       (18,000)     5 3/8 - 8 5/16     (36,000)     5 3/8 - 10 3/4
  Expired                               --                              --                         (46,350)     5 3/8 - 11 7/16
                                   -------     ---------------     -------     ---------------     -------     ----------------

  End of year                      427,100      5 3/8-10 3/8       252,100      5 3/8-103/8        274,000      5 3/8-8 5/16

Exercisable at end of year:
  Currently exercisable             83,200                          70,900                          56,200
  Exercisable if Common
    Stock trades at
    triggering price of
    $12.50                         277,300                          57,501                          31,500
                                   -------                         -------                         -------

      Total                        360,500                         128,401                          87,700


Available for grant at
end of year                         21,497                          22,497                          20,100


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

                                       1995                     1994                      1993
                             -----------------------  ------------------------  -----------------------
                             Number Of                Number Of                 Number Of
                              Options    Price Range   Options     Price Range   Options    Price Range
                             ---------   -----------  ---------    -----------  ---------   -----------
Options Outstanding:
  Beginning of year            60,000      $8 3/16      60,000       $8 3/16      60,000      $11 5/16

  Granted                          --                       --                    60,000       8 3/16
  Exercised                        --                       --                        --
  Expired                          --                       --                   (60,000)      11 5/16
                               ------                   ------                   -------

  End of year                  60,000       8 3/16      60,000        8 3/16      60,000       8 3/16

Exercisable at end of year:
  Currently exercisable            --                       --                        --

  Exercisable if Common
    Stock trades at $12.50
    per share or above         60,000                   60,000                    60,000
                               ------                   ------                    ------
  Total                        60,000                   60,000                    60,000

Available for grant at
  end of year                  80,000                   80,000                    80,000

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

At December 31, 1995, the Company was obligated under various noncancelable leases. Calendar year minimum rental commitments under the Company's leases are as follows:

                                             Total        Real      Personal
Years Ended December 31,                Commitment    Property      Property
                                        ----------    --------      --------
                                                    (in thousands)
1996                                        $3,644      $3,256          $388
1997                                         3,517       3,253           264
1998                                         3,395       3,220           175
1999                                         3,311       3,200           111
2000                                         2,607       2,590            17
2001 through 2014                           20,276      20,276            --


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

The Company has been designated by the Environmental Protection Agency as a potentially responsible party to share in the remediation costs of several waste disposal sites. Pursuant to the sale of the Metal Crown Business, the Company has indemnified the buyer for certain environmental remediation costs. In addition, pursuant to the sale of the Commercial Glass Container Business, the Company has indemnified the buyer for certain environmental remediation costs and has retained ownership of certain real property used in the Commercial Glass Container Business which may require environmental remediation. The estimated ultimate liability of the environmental indemnities related to these businesses is not material to the consolidated results of operations or the consolidated balance sheet of the Company. During 1995, the Company made cash payments related to environmental remediation of $327,000. As of December 31, 1995, the Company has accrued a reserve of approximately $312,000 for the expected remaining costs associated with environmental remediation described above and in connection with its current manufacturing plants. The amount of the reserve was based in part on an environmental study performed by an independent environmental engineering firm. The Company believes that this reserve is adequate.


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

A summary of the Company's operations by industry segment follows:

Years Ended December 31,                                     1995              1994              1993
                                                        ---------         ---------         ---------
                                                                        (in thousands)
Net sales:
  Plastic Products                                      $ 109,187         $ 106,792         $  98,533
  Consumer Products (b)                                    29,808            32,364            28,839
                                                        ---------         ---------         ---------

    Total                                               $ 138,995         $ 139,156         $ 127,372
                                                        =========         =========         =========

Segment earnings (loss):
  Plastic Products                                      $   4,842         $  12,055         $  11,428
  Consumer Products (a) (b)                                (1,590)            3,213            (2,707)
                                                        ---------         ---------         ---------

    Total                                                   3,252            15,268             8,721
  Loss on revaluation of land                               1,000                --                --

  General corporate expenses                                5,258             4,903             4,866
                                                        ---------         ---------         ---------

Earnings (loss) before interest and income taxes           (3,006)           10,365             3,855
Interest expense                                            6,047             4,985             5,680
Interest and other income                                    (228)             (369)             (858)
                                                        ---------         ---------         ---------

Earnings (loss) before income taxes                     $  (8,825)        $   5,749         $    (967)
                                                        =========         =========         =========

(a) The 1993 segment loss for Consumer Products includes a $4,500,000 pre-tax loss associated with the relocation of the Company's home canning cap and lid manufacturing operations. See Note 11 of notes to consolidated financial statements for further information.

(b) The manufacturing assets of the Consumer Products segment were sold on March 15, 1996.

Identifiable assets, depreciation and amortization and capital expenditures for each segment are as follows:

Years Ended December 31,                  1995            1994            1993
                                                   (in thousands)
Identifiable Assets:
  Plastic Products                    $ 79,367        $ 84,283        $ 69,834
  Consumer Products (a)                 18,981          22,782          20,403
  Corporate                             21,873          16,635          27,112
                                      --------        --------        --------

    Total                             $120,221        $123,700        $117,349
                                      ========        ========        ========

Depreciation and amortization:
  Plastic Products                    $  7,961        $  6,946        $  6,600
  Consumer Products (a)                    343             236             197
  Corporate                                712             549             567
                                      --------        --------        --------

    Total                             $  9,016        $  7,731        $  7,364
                                      ========        ========        ========

Capital expenditures:
  Plastic Products                    $ 10,604        $ 13,906        $  8,587
  Consumer Products (a)                    976           1,472           1,920
  Corporate                                260             270             749
                                      --------        --------        --------

    Total                             $ 11,840        $ 15,648        $ 11,256
                                      ========        ========        ========


    (a) The manufacturing assets of the Consumer Products segment were sold on March 15, 1996.

NOTE 15 - CONDENSED QUARTERLY DATA FOR 1995 AND 1994 (UNAUDITED)

Three Months Ended                            March 31         June 30          Sept. 30         Dec. 31
                                              --------         --------         --------         --------
                                                       (in thousands, except per share amounts)
1995
Net sales                                     $ 30,390         $ 41,892         $ 39,021         $ 27,692
Gross profit                                     8,577            9,783            8,080            3,591

Net loss  (a)                                     (387)            (285)          (1,099)          (3,536)
    Preferred stock dividends                      207              207              207              208
                                              --------         --------         --------         --------

Net loss applicable to common
  stockholders  (a)                           $   (594)        $   (492)        $ (1,306)        $ (3,744)
                                              ========         ========         ========         ========

Net loss per common share (primary and
  fully diluted)                              $  (0.16)        $  (0.13)        $  (0.33)        $  (0.95)

   (a) Net for the quarter ended December 31, 1995 includes a pre-tax loss of $1,000,000 ($0.15 per common share) related to the write-down in the book value of land formerly used by the Company as a glass container manufacturing plant.

Three Months Ended                   March 31       June 30        Sept. 30       Dec. 31
                                     --------       --------       --------       --------
                                            (in thousands, except per share amounts)
1994
Net sales                             $29,380        $41,004        $40,624        $28,148
Gross profit                            9,961         12,291         12,007          8,541

Net earnings                              263          1,599          1,310            232
   Preferred stock dividends              207            207            207            208
                                      -------        -------        -------        -------

Net earnings applicable to
   common stockholders                $    56        $ 1,392        $ 1,103        $    24
                                      =======        =======        =======        =======


Net earnings per common share:
  Primary                             $  0.02        $  0.38        $  0.30        $  0.01
  Fully diluted                       $  0.02        $  0.36        $  0.30        $  0.01

                   ------------------------------------------

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                     KERR GROUP, INC.


Date:  January 10, 1997


                        By:   /s/ Geoffrey A. Whynot
                             --------------------------------
                             Name:  Geoffrey A. Whynot
                             Title:     Vice President, Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                KERR GROUP, INC.

                                   FORM 10-K/A
                        for year ended December 31, 1995


               INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K/A


Exhibit No.                   Document


23.1                          Consent of Independent Certified Public
                              Accountants.