Form 10-Q/A
period 1996-03-31
KERR GROUP INC
filed 1997-01-13
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           Commission File No. 1-7272

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

Item 1 of Part I of the Form 10-Q of Kerr Group, Inc. for the quarterly period ended March 31, 1996 (the "Form 10-Q") is hereby amended and restated in its entirety as stated below:

ITEM 1.     FINANCIAL STATEMENTS

                                KERR GROUP, INC.

                           Consolidated Balance Sheets
                   As of March 31, 1996 and December 31, 1995
                      (in thousands except per share data)

                                                            (Unaudited)  (As Restated)
                                                             March 31,    December 31,
Assets                                                         1996          1995
------                                                      -----------  -------------
Current assets
   Cash and cash equivalents                                 $   5,044     $   3,904
   Receivables-primarily trade accounts,
      less allowance for doubtful accounts
      of $278 at March 31, 1996 and $212
      at December 31, 1995                                       7,906         7,154
   Inventories
      Raw materials and work in process                          6,634         7,815
      Finished goods                                             9,418         9,933
                                                             ---------     ---------
           Total inventories                                    16,052        17,748

   Prepaid expenses and other current assets                     2,566         3,106
   Current net assets related to discontinued operations        16,668        12,847

           Total current assets                                 48,236        44,759
                                                             ---------     ---------
Property, plant and equipment, at cost                         103,115       105,725
Accumulated depreciation and amortization                      (59,817)      (58,907)
                                                             ---------     ---------
   Net property, plant and equipment                            43,298        46,818
                                                             ---------     ---------
Deferred income taxes                                           11,222         8,057
Goodwill and other intangibles, net of amortization
   of $2,339 at March 31, 1996 and $2,247 at
   December 31, 1995                                             6,476         6,983
Other assets                                                     7,515         8,026
Non-current net assets related to discontinued operations            0         4,854
                                                             ---------     ---------
                                                             $ 116,747     $ 119,497
                                                             =========     =========

See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                           Consolidated Balance Sheets
                   As of March 31, 1996 and December 31, 1995
                      (in thousands except per share data)

                                               (Unaudited)  (as Restated)
                                                March 31,    December 31,
Liabilities and Stockholders' Equity              1996           1995
------------------------------------           -----------  -------------
Current liabilities
   Short-term debt                              $   6,040     $   6,500
   Senior debt due 1997 through 2003
      classified as current                        46,460        50,000
   Accounts payable                                10,124         9,739
   Accrued expenses                                13,444         8,858
                                                ---------     ---------
           Total current liabilities               76,068        75,097
                                                ---------     ---------
Pension liability                                  17,182        18,318
Other long-term liabilities                         4,515         2,175

Stockholders' equity
   Preferred Stock, 487 shares authorized
      and issued, at liquidation value of
      $20 per share                                 9,748         9,748
   Common Stock, $ .50 par value per share,
      20,000 shares authorized, 4,226 shares
      issued                                        2,113         2,113
   Additional paid-in capital                      27,239        27,239
   Retained earnings (accumulated deficit)         (4,582)        1,860
   Treasury Stock, 293 shares at cost              (6,913)       (6,913)
   Excess of additional pension liability
      over unrecognized prior service
      cost, net of tax benefits                    (8,623)      (10,140)
                                                ---------     ---------
               Total stockholders' equity          18,982        23,907
                                                ---------     ---------
                                                $ 116,747     $ 119,497
                                                =========     =========

See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

              Condensed Consolidated Statements of Earnings (Loss)
               for the Three Months Ended March 31, 1996 and 1995
                      (in thousands except per share data)

                                                                        (Unaudited)
                                                                    Three Months Ended
                                                                          March 31,
                                                                          ---------
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

                                KERR GROUP, INC.

                 Condensed Consolidated Statements of Cash Flow
               for the Three Months Ended March 31, 1996 and 1995
                                 (in thousands)

                                                                     (Unaudited)
                                                                  Three Months Ended
                                                                       March 31,
                                                                 --------------------
                                                                   1996        1995
                                                                 --------     -------
Cash flows provided (used) by operations
Continuing operations:
   Loss from continuing operations                               $ (7,666)    $  (375)
   Add (deduct) noncash items included in
   loss from continuing operations
     Loss on restructuring, net of tax                              4,500           0
     Depreciation and amortization                                  2,556       2,028
     Change in deferred income taxes                               (2,130)        308
     Reduction in total pension liability, net                         15         242
     Payments associated with restructuring                        (1,188)          0
     Other, net                                                       (92)       (181)
   Changes in other operating working capital
     Receivables                                                     (752)        (92)
     Inventories                                                      648         673
     Other current assets                                             150         (54)
     Accounts payable                                                 385      (4,146)
     Accrued expenses                                              (1,304)        135
                                                                 --------     -------
     Cash flow provided (used) by continuing operations            (4,878)     (1,462)
   Cash flow provided (used) by discontinued operations            (3,932)     (3,430)
     Total cash flow provided (used) by operations                 (8,810)     (4,892)

Cash flows provided (used) by investing activities
Continuing operations:
   Capital expenditures                                              (231)       (995)
   Other, net                                                         260         402
Discontinued operations:
   Capital expenditures                                              (234)       (116)
   Proceeds from sale of assets of Consumer Products Business      14,417           0
   Other, net                                                         (55)       (114)
        Cash flow provided (used) by investing activities          14,157        (823)

Cash flows provided (used) by financing activities
   Net borrowings (repayments) under lines of credit                 (460)      3,800
   Repayment of Senior Notes                                       (3,540)          0
   Dividends paid                                                    (207)       (207)
   Other, net                                                           0          32
                                                                 --------     -------
        Cash flow provided (used) by financing activities          (4,207)      3,625

Cash and cash equivalents
   Increase (decrease) during the period                            1,140      (2,090)
   Balance at beginning of the period                               3,904       2,261
                                                                 --------     -------
     Balance at end of the period                                $  5,044     $   171
                                                                 ========     =======

See accompanying notes to condensed consolidated financial statements

                                KERR GROUP, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1) General

   The condensed consolidated financial statements include the accounts of Kerr Group, Inc. and its wholly owned subsidiary (collectively referred to as the Company). In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals and certain non-recurring accruals for restructuring charges as described below) necessary to present fairly the financial position of the Company as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and changes in cash flows for the three months ended March 31, 1996 and 1995.

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

   In connection with such sale, the Company recorded $5,800,000 of reserves consisting of i) retiree health care and pension expenses of $3,800,000, ii) severance and related costs of $1,000,000, iii) professional fees of $500,000, iv) asset retirements of $300,000, and v) other costs of $200,000. After deductions for such reserves, the Company incurred in the first quarter of 1996 a one-time pre-tax gain of $2,607,000 ($1,564,000 after-tax or $0.40 per common share) in connection with the sale of the manufacturing assets of the Consumer Products Business.

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

4) Receivables

   Receivables as of March 31, 1996 and December 31, 1995, as shown on the accompanying Consolidated Balance Sheets, have been reduced by net proceeds of $5,904,000 and $7,357,000, respectively, from advances pursuant to the sale of receivables under the Company's Accounts Receivable Facility. In addition, receivables as of March 31, 1996 and December 31, 1995, related to discontinued operations, included in Current Net Assets Related to Discontinued Operations on the accompanying Consolidated Balance Sheets, have been reduced by net proceeds of $1,767,000 and $343,000, respectively, from advances pursuant to the sale of receivables under the Company's Accounts Receivable Facility.

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

                                KERR GROUP, INC.
               Computation of Net Earnings (Loss) Per Common Share
                      (in thousands except per share data)

                                                           (Unaudited)
                                                       Three Months Ended
                                                             March 31,
                                                       -------------------
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
                                                       =======     =======

(a)The calculation of fully diluted net loss per common share for the three months ended March 31, 1996 and 1995 was not dilutive.

Item 2 of Part I of the Form 10-Q is hereby amended and restated in its entirety as stated below:

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

The increase in reserves for customer rebates is due to the completion of a detailed analysis by the Company in the first quarter of 1996 of the historical amount and timing of customer deductions, and credit memos and other payments issued by the Company, by customer category, which indicated an increase in the required accrual. The increase in reserves for inventory obsolescence is the result of including certain additional types of closures in the calculation of the reserve beginning in 1996, because the Company felt that it represented a more accurate measure of such contingency.

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