Form 10-Q/A
period 1996-06-30
KERR GROUP INC
filed 1997-01-13
CIK 55454

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

The number of shares of the Registrant's Common Stock, $.50 par value, outstanding as of July 31, 1996 was 3,933,095.

Item 1 of Part I of the Form 10-Q of Kerr Group, Inc. for the quarterly period ended June 30, 1996 (the "Form 10-Q") is hereby amended and restated in its entirety as stated below:

ITEM 1.  FINANCIAL STATEMENTS

                                KERR GROUP, INC.

                           Consolidated Balance Sheets
                    As of June 30, 1996 and December 31, 1995
                      (in thousands except per share data)


                                                        (Unaudited)(As Restated)
                                                          June 30,  December 31,
Assets                                                      1996        1995
------                                                    ---------   ---------
Current assets
     Cash and cash equivalents                            $   4,080   $   3,904
     Receivables-primarily trade accounts, less allowance
         for doubtful accounts of $292 at June 30, 1996
         and $212 at December 31, 1995                        8,981       7,154
     Inventories
         Raw materials and work in process                    6,334       7,815
         Finished goods                                       9,474       9,933
                                                          ---------   ---------
                Total inventories                            15,808      17,748

     Prepaid expenses and other current assets                2,562       3,106
     Current net assets related to discontinued operation    11,987      12,847
                                                          ---------   ---------

                Total current assets                         43,418      44,759
                                                          ---------   ---------


Property, plant and equipment, at cost                      103,643     105,725
Accumulated depreciation and amortization                   (62,037)    (58,907)
                                                          ---------   ---------
     Net property, plant and equipment                       41,606      46,818
                                                          ---------   ---------


Deferred income taxes                                        11,981       8,057
Goodwill and other intangibles, net of
     amortization of $2,406 at June 30, 1996
     and $2,247 at December 31, 1995                          6,409       6,983
Other assets                                                  7,436       8,026
Non-current net assets related to discontinued operations         0       4,854
                                                          ---------   ---------

                                                           $110,850    $119,497
                                                          =========   =========





See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                           Consolidated Balance Sheets
                    As of June 30, 1996 and December 31, 1995
                      (in thousands except per share data)


                                                                              (Unaudited)  (As Restated)
                                                                                June 30,    December 31,
Liabilities and Stockholders' Equity                                              1996        1995
------------------------------------                                           ---------    ---------
Current liabilities
     Short-term debt                                                           $   5,982    $   6,500
     Senior debt due 1997 through 2003
         classified as current                                                    46,018       50,000
     Accounts payable                                                              7,716        9,739
     Accrued expenses                                                              8,726        8,858
     Restructuring reserves                                                        4,023            0
                                                                               ---------    ---------

                Total current liabilities                                         72,465       75,097
                                                                               ---------    ---------

Accrued pension liability                                                         16,046       18,318
Other long-term liabilities                                                        4,477        2,175

Stockholders' equity
     Preferred Stock, 487 shares authorized and issued,
         liquidation value of $20.42 per share at
         June 30, 1996 and $20 per share at December 31, 1995                      9,748        9,748
     Common Stock, $ .50 par value per share, 20,000
         shares authorized, 4,226 shares issued                                    2,113        2,113
     Additional paid-in capital                                                   27,239       27,239
     Retained earnings (accumulated deficit)                                      (5,702)       1,860
     Treasury Stock, 293 shares at cost                                           (6,913)      (6,913)
     Excess of additional pension liability over
         unrecognized prior service cost, net of tax benefits                     (8,623)     (10,140)
                                                                               ---------    ---------

                      Total stockholders' equity                                  17,862       23,907
                                                                               ---------    ---------

                                                                               $ 110,850    $ 119,497
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



                                                               (Unaudited)                    (Unaudited)
                                                              Three Months                    Six Months
                                                             Ended June 30,                 Ended June 30,
                                                         -----------------------       -----------------------
                                                           1996           1995           1996           1995
                                                         --------       --------       --------       --------
Net sales                                                $ 27,368       $ 26,189       $ 52,464       $ 53,551
Cost of sales                                              21,297         20,493         44,026         41,522
                                                         --------       --------       --------       --------
         Gross profit                                       6,071          5,696          8,438         12,029

Selling, warehouse, general and
     administrative expense                                 5,915          5,788         12,299         11,674
Loss on restructuring                                           0              0          7,500              0
Other costs associated with restructuring                     656              0            656              0
Financing costs                                               245              0            245              0
Interest expense                                            1,212          1,192          2,571          2,321
Interest and other income                                     (90)           (39)          (190)           (85)
                                                         --------       --------       --------       --------
         Loss from continuing operations
              before income taxes                          (1,867)        (1,245)       (14,643)        (1,881)

Benefit for income taxes                                     (747)          (509)        (5,857)          (770)
                                                         --------       --------       --------       --------

         Loss from continuing operations                 $ (1,120)      $   (736)      $ (8,786)      $ (1,111)

Discontinued operations:
     Gain on sale of discontinued operations                    0              0          1,564              0
     Earnings (loss) from discontinued operations               0            451           (133)           439
                                                         --------       --------       --------       --------
         Net earnings from discontinued
              operations                                        0            451          1,431            439
                                                         --------       --------       --------       --------

         Net loss                                          (1,120)          (285)        (7,355)          (672)

Preferred stock dividends                                     207            207            414            414
                                                         --------       --------       --------       --------

         Net loss applicable to
              common stockholders                        $ (1,327)      $   (492)      $ (7,769)      $ (1,086)
                                                         ========       ========       ========       ========

Net earnings (loss) per common share,
 primary and fully diluted:
     From continuing operations                          $  (0.34)      $  (0.25)      $  (2.34)      $  (0.41)
     From discontinued operations                            0.00           0.12           0.36           0.12
                                                         --------       --------       --------       --------

         Net loss                                        $  (0.34)      $  (0.13)      $  (1.98)      $  (0.29)
                                                         ========       ========       ========       ========


See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.
                 Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995
                                 (in thousands)

                                                                                            (Unaudited)
                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    ---------------------------
                                                                                      1996               1995
                                                                                    --------           --------
Cash flows provided (used) by operations
Continuing operations:
    Loss from continuing operations                                                 $ (8,786)          $ (1,111)
    Add (deduct) noncash items included in
     loss from continuing operations
       Expenses associated with restructuring, net of tax                              4,894                  0
       Depreciation and amortization                                                   4,945              4,163
       Change in deferred income taxes                                                (2,529)                87
       Reduction in total pension liability, net                                      (1,154)              (162)
       Payments associated with restructuring                                         (2,223)                 0
       Other, net                                                                       (365)              (513)
    Changes in operating assets and liabilities
       Receivables                                                                    (1,827)             4,391
       Inventories                                                                       892             (1,022)
       Other current assets                                                              154               (209)
       Accounts payable                                                               (2,022)            (1,640)
       Accrued expenses                                                               (1,168)              (432)
                                                                                    --------           --------
       Cash flow provided (used) by continuing operations                             (9,189)             3,552
    Cash flow provided (used) by discontinued operations                                 749              1,657
                                                                                    --------           --------
       Total cash flow provided (used) by operations                                  (8,440)             5,209
                                                                                    --------           --------

Cash flows provided (used) by investing activities
Continuing operations:
    Capital expenditures                                                                (802)            (4,978)
    Other, net                                                                           242                110
Discontinued operations:
    Capital expenditures                                                                (234)              (545)
    Proceeds from sale of assets of Consumer Products Business                        14,417                  0
    Other, net                                                                           (55)              (112)
                                                                                    --------           --------
           Cash flow provided (used) by investing activities                          13,568             (5,525)
                                                                                    --------           --------

Cash flows provided (used) by financing activities
    Net borrowings (repayments) under lines of credit                                   (518)              (300)
    Repayment of Senior Notes                                                         (3,982)                 0
    Dividends paid                                                                      (207)              (414)
    Other, net                                                                          (245)                32
                                                                                    --------           --------
           Cash flow provided (used) by financing activities                          (4,952)              (682)
                                                                                    --------           --------
Cash and cash equivalents
    Increase (decrease) during the period                                                176               (998)
    Balance at beginning of the period                                                 3,904              2,261
                                                                                    --------           --------
       Balance at end of the period                                                 $  4,080           $  1,263
                                                                                    ========           ========

Significant Non-Cash Transactions
    Contribution of 250,000 shares of Common Stock to pension plan                  $      0           $  1,891
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

                                KERR GROUP, INC.

                 Computation of Earnings (Loss) Per Common Share
                      (in thousands except per share data)



                                                                   (Unaudited)                 (Unaudited)
                                                               Three Months Ended             Six Months Ended
                                                                     June 30,                     June 30,
                                                             ----------------------        ----------------------
                                                                1996           1995           1996           1995
                                                             -------        -------        -------        -------
Primary Net Earnings (Loss) Per Common Share
     Net loss                                                $(1,120)       $  (285)       $(7,355)       $  (672)

     Less Preferred Stock dividends                             (207)          (207)          (414)          (414)
                                                             -------        -------        -------        -------
     Net loss applicable to primary earnings
         per common share                                    $(1,327)       $  (492)       $(7,769)       $(1,086)
                                                             =======        =======        =======        =======
     Weighted average number of common
         shares outstanding                                    3,933          3,826          3,933          3,752
                                                             =======        =======        =======        =======

     Primary net loss per common share                       $ (0.34)       $ (0.13)       $ (1.98)       $ (0.29)
                                                             =======        =======        =======        =======

Fully Diluted Net Earnings (Loss) Per Common Share
     Net loss applicable to primary earnings
         per common share                                    $(1,327)       $  (492)       $(7,769)       $(1,086)

     Add Preferred Stock dividends                               207            207            414            414
                                                             -------        -------        -------        -------
     Net loss applicable to fully
         diluted earnings per common share                   $(1,120)       $  (285)       $(7,355)       $  (672)
                                                             =======        =======        =======        =======
     Weighted average number of common
         shares outstanding                                    3,933          3,826          3,933          3,752

     Common shares issuable upon assumed
         conversion of Preferred Stock                           709            709            709            709

     Incremental common shares issuable upon
         assumed exercise of outstanding stock options             0             17              9             17
                                                             -------        -------        -------        -------
     Adjusted weighted average number of common
         shares outstanding                                    4,642          4,552          4,651          4,478
                                                             =======        =======        =======        =======
     Fully diluted net loss per common share:
         As computed                                         $ (0.24)       $ (0.06)       $ (1.58)       $ (0.15)
                                                             =======        =======        =======        =======
         As reported (a)                                     $ (0.34)       $ (0.13)       $ (1.98)       $ (0.29)
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



                                KERR GROUP, INC.


Date:  January 10, 1997


                                By:  /s/ Geoffrey A. Whynot
                                    ---------------------------
                                    Name:  Geoffrey A. Whynot
                                    Title: Vice President, Chief Financial
                                           Officer