Form 10-Q/A
period 1996-09-30
KERR GROUP INC
filed 1997-01-13
CIK 55454

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

The number of shares of the Registrant's Common Stock, $.50 par value, outstanding as of October 31, 1996 was 3,933,095.

Item 1 of Part I of the Form 10-Q of Kerr Group, Inc. for the quarterly period ended September 30, 1996 (the "Form 10-Q") is hereby amended and restated in its entirety as stated below:

ITEM 1.  FINANCIAL STATEMENTS

                                KERR GROUP, INC.

                          Consolidated Balance Sheets
                 As of September 30, 1996 and December 31, 1995
                      (in thousands except per share data)



                                                                  (Unaudited)              (As Restated)
                                                                  September 30,            December 31,
Assets                                                                1996                     1995
                                                                    ---------                ---------
Current assets
    Cash and cash equivalents                                       $   3,564                 $  3,904
    Receivables-primarily trade accounts, less allowance
         for doubtful accounts of $425 at September 30, 1996
         and $212 at December 31, 1995                                 11,195                    7,154
    Inventories
         Raw materials and work in process                              6,311                    7,815
         Finished goods                                                 8,769                    9,933
                                                                    ---------                ---------
               Total inventories                                       15,080                   17,748

    Prepaid expenses and other current assets                           2,605                    3,106
    Current net assets related to discontinued operations               4,710                   12,847
                                                                    ---------                ---------

               Total current assets                                    37,154                   44,759
                                                                    ---------                ---------


Property, plant and equipment, at cost                                104,279                  105,725
Accumulated depreciation and amortization                             (64,099)                 (58,907)
                                                                    ---------                ---------
    Net property, plant and equipment                                  40,180                   46,818
                                                                    ---------                ---------


Deferred income taxes                                                   8,299                    8,057
Goodwill and other intangibles, net of
    amortization of $2,580 at September 30, 1996
    and $2,247 at December 31, 1995                                     6,727                    6,983
Other assets                                                            7,364                    8,026
Non-current net assets related to discontinued operations                   0                    4,854
                                                                    ---------                ---------
                                                                    $  99,724                $ 119,497
                                                                    =========                =========





See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                          Consolidated Balance Sheets
                 As of September 30, 1996 and December 31, 1995
                      (in thousands except per share data)



                                                                 (Unaudited)              (As Restated)
                                                                 September 30,             December 31,
Liabilities and Stockholders' Equity                                 1996                      1995
                                                                  ----------                ----------
Current liabilities
    Note payable to bank                                          $    5,856                $    6,500
    Senior debt due 1997 through 2003
         classified as current                                        45,044                    50,000
    Accounts payable                                                   7,499                     9,739
    Accrued expenses                                                   7,385                     8,858
    Restructuring reserves                                             2,950                         0
                                                                  ----------                ----------

               Total current liabilities                              68,734                    75,097
                                                                  ----------                ----------

Accrued pension liability                                             13,175                    18,318
Other long-term liabilities                                            4,451                     2,175

Stockholders' equity
    Preferred Stock, 487 shares authorized and issued,
         liquidation value of $20.85 per share at September 30,
         1996 and $20 per share at December 31, 1995                   9,748                     9,748
    Common Stock, $.50 par value per share, 20,000
         shares authorized, 4,226 shares issued                        2,113                     2,113
    Additional paid-in capital                                        27,239                    27,239
    Retained earnings (accumulated deficit)                          (10,200)                    1,860
    Treasury Stock, 293 shares at cost                                (6,913)                   (6,913)
    Excess of additional pension liability over
         unrecognized prior service cost, net of tax benefits         (8,623)                  (10,140)
                                                                  ----------                ----------

                     Total stockholders' equity                       13,364                    23,907
                                                                  ----------                ----------
                                                                  $   99,724                $  119,497
                                                                  ==========                ==========





See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

              Condensed Consolidated Statements of Earnings (Loss) for the Three Months and Nine Months Ended September 30, 1996 and 1995
                      (in thousands except per share data)



                                                                  (Unaudited)                          (Unaudited)
                                                                  Three Months                         Nine Months
                                                               Ended September 30,                  Ended September 30,
                                                          ----------------------------           ------------------------
                                                             1996               1995               1996            1995
                                                          ---------           --------           --------         -------
Net sales                                                 $  28,024           $ 28,240           $ 80,488         $81,791
Cost of sales                                                20,746             22,436             64,772          63,958
                                                          ---------           --------           --------         -------
       Gross profit                                           7,278              5,804             15,716          17,833

Selling, warehouse, general and
  administrative expense                                      5,665              5,997             17,964          17,671
Loss on restructuring                                             0                  0              7,500               0
Other costs associated with restructuring                     1,280                  0              1,936               0
Financing costs                                                   0                  0                245               0
Interest expense                                              1,241              1,180              3,812           3,501
Interest and other income                                       (78)               (53)              (268)           (138)
                                                          ---------           --------           --------         -------
       Loss from continuing operations
          before income taxes                                  (830)            (1,320)           (15,473)         (3,201)

Provision (benefit) for income taxes                          3,668               (534)            (2,189)         (1,304)
                                                          ---------           --------           --------         -------

       Loss from continuing operations                    $  (4,498)          $   (786)          $(13,284)        $(1,897)

Discontinued operations:
       Gain on sale of discontinued operations                    0                  0              1,564               0
       Earnings (loss) from discontinued operations               0               (313)              (133)            126
                                                          ---------           --------           --------         -------
              Net earnings (loss) related to
                 discontinued operations                          0               (313)             1,431             126
                                                          ---------           --------           --------         -------

              Net loss                                       (4,498)            (1,099)           (11,853)         (1,771)

Preferred stock dividends                                       207                207                621             621
                                                          ---------           --------           --------         -------

              Net loss applicable to
                 common stockholders                      $  (4,705)          $ (1,306)          $(12,474)        $(2,392)
                                                          =========           ========           ========         =======

Net earnings (loss) per common share,
  primary and fully diluted:
       From continuing operations                         $   (1.20)          $  (0.25)          $  (3.54)        $ (0.66)
       From discontinued operations                            0.00              (0.08)              0.37            0.03
                                                          ---------           --------           --------         -------

             Net loss                                     $   (1.20)          $  (0.33)          $  (3.17)        $ (0.63)
                                                          =========           ========           ========         =======


See accompanying notes to condensed consolidated financial statements.

                                KERR GROUP, INC.

                Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 1996 and 1995
                                 (in thousands)

                                                                                          (Unaudited)
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                 ---------------------------
                                                                                     1996             1995
                                                                                 ------------     ----------
Cash flows provided (used) by operations
----------------------------------------
Continuing operations:
   Loss from continuing operations                                               $  (13,284)      $   (1,897)
   Add (deduct) noncash items included in
    loss from continuing operations
      Expenses associated with restructuring, net of tax                              5,662                0
      Depreciation and amortization                                                   7,197            6,339
      Change in deferred income taxes                                                 1,666             (664)
      Reduction in total pension liability, net                                      (5,546)             (94)
      Payments associated with restructuring                                         (4,064)               0
      Other, net                                                                       (689)            (198)
   Changes in operating assets and liabilities
      Receivables                                                                    (4,041)           3,328
      Inventories                                                                     1,620           (1,105)
      Other current assets                                                              110              345
      Accounts payable                                                               (2,240)          (3,878)
      Accrued expenses                                                               (1,074)             502
                                                                                 ----------       ----------
      Cash flow provided (used) by continuing operations                            (14,683)           2,678
   Cash flow provided by discontinued operations                                      8,026            4,986
                                                                                 ----------       ----------
      Total cash flow provided (used) by operations                                  (6,657)           7,664
                                                                                 ----------       ----------

Cash flows provided (used) by investing activities
--------------------------------------------------
Continuing operations:
   Capital expenditures                                                              (1,488)          (7,921)
   Other, net                                                                          (271)             (94)
Discontinued operations:
   Capital expenditures                                                                (234)            (848)
   Proceeds from sale of assets of Consumer Products Business                        14,417                0
   Other, net                                                                           (55)            (102)
                                                                                 ----------       ----------
           Cash flow provided (used) by investing activities                         12,369           (8,965)
                                                                                 ----------       ----------

Cash flows provided (used) by financing activities
--------------------------------------------------
   Repayment of Senior Notes and Note payable to bank                                (5,600)               0
   Net repayments under lines of credit                                                   0             (100)
   Dividends paid                                                                      (207)            (621)
   Other, net                                                                          (245)              32
                                                                                 ----------       ----------
           Cash flow used by financing activities                                    (6,052)            (689)
                                                                                 ----------       ----------

Cash and cash equivalents
-------------------------
   Increase (decrease) during the period                                               (340)          (1,990)
   Balance at beginning of the period                                                 3,904            2,261
                                                                                 ----------       ----------
      Balance at end of the period                                               $    3,564       $      271
                                                                                 ==========       ==========

Significant Non-Cash Transactions
---------------------------------
   Contribution of 250,000 shares of Common Stock to pension plan                $        0       $    1,891
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

                                KERR GROUP, INC.

                Computation of Earnings (Loss) Per Common Share
                      (in thousands except per share data)



                                                                   (Unaudited)                  (Unaudited)
                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,                September 30,
                                                              ---------------------        --------------------
                                                                1996        1995             1996        1995
                                                              --------    ---------        ---------    -------
Primary Net Earnings (Loss) Per Common Share
--------------------------------------------
    Net loss                                                  $ (4,498)   $  (1,099)       $ (11,853)   $(1,771)

    Less Preferred Stock dividends                                (207)        (207)            (621)      (621)
                                                              --------    ---------        ---------    -------

    Net loss applicable to primary earnings
         per common share                                     $ (4,705)   $  (1,306)       $ (12,474)    (2,392)
                                                              ========    =========        =========    =======

    Weighted average number of common
         shares outstanding                                      3,933        3,933            3,933      3,812
                                                              ========    =========        =========    =======

    Primary net loss per common share                         $  (1.20)   $   (0.33)       $   (3.17)   $ (0.63)
                                                              ========    =========        =========    =======


Fully Diluted Net Earnings (Loss) Per Common Share
--------------------------------------------------
    Net loss applicable to primary earnings
         per common share                                     $ (4,705)   $  (1,306)       $ (12,474)   $(2,392)

    Add Preferred Stock dividends                                  207          207              621        621
                                                              --------    ---------        ---------    -------

    Net loss applicable to fully
         diluted earnings per common share                    $ (4,498)   $  (1,099)       $ (11,853)   $(1,771)
                                                              ========    =========        =========    =======

    Weighted average number of common
         shares outstanding                                      3,933        3,933            3,933      3,812

    Common shares issuable upon assumed
         conversion of Preferred Stock                             709          709              709        709

    Incremental common shares issuable upon
         assumed exercise of outstanding stock options               0            3                3         20
                                                              --------    ---------        ---------    -------

    Adjusted weighted average number of common
         shares outstanding                                      4,642        4,645            4,645      4,541
                                                              ========    =========        =========    =======

    Fully diluted net loss per common share:
         As computed                                          $  (0.97)   $   (0.24)       $   (2.55)   $ (0.39)
                                                              ========    =========        =========    =======
         As reported(a)                                       $  (1.20)   $   (0.33)       $   (3.17)   $ (0.63)
                                                              ========    =========        =========    =======


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

                                 ---------------

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                               KERR GROUP, INC.


Date:  January 10, 1997


                               By:  /s/     Geoffrey A. Whynot
                                    -----------------------------------------
                                    Name:   Geoffrey A. Whynot
                                    Title:  Vice President, Chief Financial
                                            Officer