Form 10-K405
period 1996-12-31
KERR GROUP INC
filed 1997-03-31
CIK 55454

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1996
                          Commission file number 1-7272


                                KERR GROUP, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                95-0898810
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification Number)

500 New Holland Avenue, Lancaster, Pennsylvania       17602
(Address of principal executive office)               (Zip Code)

Registrant's telephone number,
     including area code:                             (717) 299-6511


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


                                   -Continued-

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No    .
                                         ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 28, 1997, was $7,708,974.

The number of shares of the Registrant's Common Stock, $.50 par value, outstanding as of February 28, 1997, was 3,933,095.




                                      (ii)

                                KERR GROUP, INC.

                             Form 10-K Annual Report

                   For The Fiscal Year Ended December 31, 1996


                                     PART I

ITEM 1.  BUSINESS

         1.  General

         Kerr Group, Inc. (the "Registrant" or the "Company"), a Delaware corporation which was founded in 1903, is a major producer of plastic packaging products and, until March 15, 1996, also operated the Consumer Products Business.

         Present operations include the manufacture and sale of plastic packaging products, including child-resistant closures, tamper-evident closures, prescription packaging products, jars, other closures and containers and the sale of glass prescription bottles ("Continuing Operations"). Operations in the discontinued Consumer Products Business included the manufacture and sale of caps and lids and the sale of glass jars and a line of pickling spice and pectin products for home canning together with the sale of other related products, including iced tea tumblers and beverage mugs ("Discontinued Operations").

         On March 15, 1996, the Company sold to Alltrista Corporation ("Buyer") for $14,417,000 certain assets of the Consumer Products Business, consisting of the manufacturing assets, supplies, work in process inventory and certain trademarks and a perpetual and exclusive license to use the name "Kerr" in the sale of home canning supplies. The Company also assigned to Buyer the lease on the Jackson, Tennessee plant where the Company manufactured metal caps and lids for the Consumer Products Business. The Company also appointed the Buyer as sales agent to sell the inventory of home canning supplies produced by the Company before March 15, 1996. The Company received $17,391,000 during the remainder of 1996 from the sale of its Consumer Products Business inventory and the collection of accounts receivable of the Consumer Products Business. The Company used the proceeds i) to reduce debt and the level of advances under the Company's Accounts Receivable Agreement, ii) to fund the cash costs of the restructuring of the Company undertaken during 1996 and iii) for working capital purposes.

         On March 15, 1996, the Company announced a restructuring which involved the consolidation of the Company's wide mouth jar and closure manufacturing facility into its existing tamper-evident closure facility in Bowling Green, Kentucky and the relocation of the Company's principal executive office from Los Angeles, California to Lancaster, Pennsylvania where the headquarters of the Company's plastic products business was located. The restructuring, which was completed by the end of 1996, is expected to result in annualized pretax cost savings of approximately $6,500,000 primarily from reduced costs for employment, rent payments, manufacturing overhead, utilities and freight. The full benefit of these cost savings should be realized in 1997.

         a.  Principal Products and Markets; Sales and Customers

         Plastic closures are sold to customers in the pharmaceutical, food, distilled spirits, toiletries and cosmetics and household chemical industries. Prescription plastic closures and containers and glass prescription bottles are sold to drug wholesalers, drug chains and independent pharmacists. Plastic bottles and jars are sold to customers in the pharmaceutical and toiletries and cosmetics industries. The products of the Company are sold nationally, principally by the Company's sales force.

         No customer accounted for more than 10% of the Company's net sales in 1996, 1995 or 1994. Information regarding revenue and sales for the Company's last three fiscal years is set forth in Item 8, Financial Statements and Supplemental Data.

         b.  Competition

         Competition in the markets in which the Company operates is highly fragmented and the Company has a number of large competitors who compete for sales on the basis of price, service and quality of product. The Company believes that it is one of the three largest manufacturers of child-resistant plastic closures. The Company has one major competitor in the market for prescription plastic closures and containers and glass prescription bottles, who has substantially larger market share than the Company. The Company also believes it is the largest domestic manufacturer of plastic closures incorporating a tamper-evident feature for the liquor market and that it is one of the largest suppliers of single and double walled jars to the personal care and cosmetic markets.

         c.  Backlog

         The Company does not believe that recorded sales backlog is a significant factor in its business.

         d.  Raw Materials and Supplies; Fuel and Energy Matters

         The primary raw materials used by the Company are resins. The Company has historically been able to obtain adequate supplies of resins from a number of sources. However, since resins are derived from petroleum or fossil fuel, shortages of petroleum or fossil fuel could affect the supply of resins. From time to time, the Company has experienced substantial fluctuations in the cost of resin. To the extent that the Company is unable to pass on resin cost increases, the cost increases could have a significant impact on the results of operations of the Company. The Company, consistent with industry practice, is generally able to pass through resin cost increases for all product lines except the prescription packaging product line.

However, in times of rapidly increasing resin prices, as occurred in late 1994 and during the first half of 1995, the Company's ability to pass through the full impact of resin price increases on a timely basis is limited.

         e.  Product Development, Engineering, Patents and Licensing

         The Company maintains active research and development, and engineering groups. These groups are responsible for i) developing new products and enhancements to existing products, ii) improving manufacturing technology in order to reduce costs, and iii) ensuring that products meet stringent quality standards. The Company believes that its ability to market innovative, high-quality products provides the Company with a competitive advantage. To the extent competitors are more successful than the Company in introducing and marketing new products, the Company's sales and profitability could be adversely affected.

         Expenditures related to the Company's research and development group during the years ended December 31, 1996, 1995 and 1994 were $1,991,000, $1,708,000 and $2,110,000, respectively.

         Expenditures related to the Company's engineering group during the years ended December 31, 1996, 1995 and 1994 were $1,493,000, $1,618,000 and
$1,496,000, respectively.

         Although the Company owns a number of United States patents, including patents for its tamper-evident closures and certain of its child-resistant closures, it is of the opinion that no one or combination of these patents is of material importance to its business. The Company has granted licenses on some of its patents, although the income from these sources is not material.

         f.  Environmental Matters; Legislation

         The Company is subject to laws and regulations governing the protection of the environment, including, among others, laws and regulations governing disposal of waste, discharges into water and emissions into the atmosphere. The Company's expenditures for environmental control equipment in each of the last three years have not been material and the standards required by such regulations have not significantly affected the Company's operations.

         The Company is a party or a potentially responsible party in several administrative proceedings and lawsuits involving liability for cleanup of certain offsite disposal facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and similar state laws. See "Legal Proceedings".

         g.  Employees

         As of December 31, 1996, the Company had approximately 875 employees, of which approximately 200 were office, supervisory and sales personnel.

         h.  Seasonality

         Seasonality does not have a material effect on the operations of the Company.

         i.  Working Capital

         In general, the working capital practices followed by the Company are typical of the businesses in which it operates.

         As of December 31, 1996, the Company had an Accounts Receivable Agreement that met the working capital needs of the Company. The Agreement permitted the Company to sell its trade accounts receivable on a nonrecourse basis. Under the Agreement, the maximum amount that could be advanced to the Company pursuant to the sale of trade accounts receivable at any time was $8,500,000. The Company retained collection and service responsibility, as agent for the purchaser, over any receivables sold.

         The Company is presently in default with respect to interest coverage and net worth covenants under the Loan Agreements which govern the unsecured Senior Notes and Bank Note issued by the Company. Under the terms of the Loan Agreements relating to the Senior Notes and the Bank Note, the Company is not permitted to sell the accounts receivable under the Accounts Receivable Agreement because of the default. The Company is in discussions with the owners of the Senior Notes and Bank Note regarding obtaining an extension of the waiver which expired on March 7, 1997. The discussions with the owners also include negotiations for the purchase by the Company of the Senior Notes and the Bank Note. The funds for the purchase of the Senior Notes and Bank Note would be obtained from a senior secured loan and a subordinated secured loan which the Company is discussing with institutional lenders and with respect to which loan agreements are being negotiated. Consummation of any purchase of the Senior Notes and Bank Note is subject to definitive agreements being reached with the new lenders as well as the holders of the Senior Notes and Bank Note. There can be no assurance that the owners of the Senior Notes and the Bank Note will extend the waiver of the defaults, or agree to sell the Senior Notes and the Bank Note for a purchase price that is acceptable to the Company or that the senior secured loan and the subordinated secured loan can be obtained to finance the purchase. In the event the Company does not obtain an extension of the waiver, the Company does not intend to make its quarterly payment of interest due under the Senior Notes and Bank Note due on March 31, 1997.

         The lender proposing to make the subordinated secured loan to the Company has indicated that it is willing to purchase the accounts receivable of the Company through June 30, 1997 on terms and conditions acceptable to the lender in its sole and reasonable discretion. The terms and conditions to be negotiated include, without limitation, pricing, credit criteria, reserves, servicing and recourse. The lender's willingness to purchase the Company's accounts receivable will be subject to the negotiation, execution and delivery of purchase documents in form and substance satisfactory to the lender. There can be no assurance that the Company and the lender will reach definitive agreement on the terms of such purchase. The sale of the accounts receivable to this lender, in the absence of a waiver of the existing default, will constitute a further default by the Company under the existing Loan Agreements.

         As part of its overall restructuring, the Company is involved in discussions with the Pension Benefit Guaranty Corporation relating to the Company's pension liabilities. The Company expects these discussions to continue.

         The Company expects to receive approximately $3,500,000 from the sale of real property located in Santa Ana, California in April 1997. The Company had $5,164,000 in cash and cash equivalents on March 25, 1997. Assuming the Company reaches satisfactory agreement with the lender regarding the new accounts receivable facility, the Company believes that it will have sufficient funds available to finance its working capital requirements through June 30, 1997.


ITEM 2.  PROPERTIES

         The Company's manufacturing activities are conducted at the four facilities described in the following table.

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
                               Warehouse

         The Lancaster, Pennsylvania and Ahoskie, North Carolina facilities are owned by the Company. The Jackson, Tennessee and Bowling Green, Kentucky facilities are leased by the Company. The Company's principal executive offices are located at 500 New Holland Avenue, Lancaster, Pennsylvania 17602. In addition, the Company rents three area sales offices.

         In the opinion of the Company's management, its manufacturing facilities are suitable and adequate for the purposes for which they are being used.

         The Company has for sale land in Santa Ana, California that was the site of a glass container manufacturing plant.

         In 1996, the Company's plastic products manufacturing facilities operated at approximately 72% of capacity.

ITEM 3.  LEGAL PROCEEDINGS

         On February 11, 1997, the State Teachers Retirement System ("Teachers") filed and served a complaint against the Company for unlawful detainer of certain premises located at 1840 Century Park East, Los Angeles, California, the Company's former principal executive offices (Teachers v. Kerr Group, Inc., et al., No. BC165 718, Superior Court of California, County of Los Angeles). On February 18, 1997, after the Company relinquished possession of the premises, Teachers agreed that the Company need not file an answer to the complaint. However, counsel for Teachers advised that Teachers may elect to amend the complaint to state a claim for breach of contract.

         In November 1996, the Company was named a third-party defendant in Adhesives Research, Inc., et al. v. Alford Industries, et al. v. A&A Waste Oil Co., Inc., et al., No. 1:CV-95-1975 (M.D.Pa.). This suit was brought in the United States District Court for the Middle District of Pennsylvania initially by numerous plaintiffs seeking to recover from named defendants their costs to clean up environmental contamination at a site in Newberry Township, York County, Pennsylvania known as the Industrial Solvents & Chemical Company ("ISCC") site. Certain defendants identified other parties, including the Company, as third-party defendants in this litigation. The third-party complaint alleges that the Company and other parties generated hazardous substances that have been or are threatened to be released at the ISCC site. The third-party complaint further alleges claims for cost recovery and contribution under federal and state law for costs incurred or to be incurred in connection with those releases or threatened releases. The Company is participating in negotiations to resolve its liability through payment based on a formula that takes into account the Company's allocated share of liability. The Company has already paid certain past costs associated with cleanup of the ISCC site. Under current settlement proposals, the Company's remaining payment would be approximately $20,000. There can be no assurance, however, that settlement will be reached or that settlement will be reached on the terms currently being proposed. A reserve has been established for the estimated cost of settlement.

         As the Company reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, on April 12, 1990, the State of New Jersey, Department of Environmental Protection and Energy ("NJDEPE"), filed a lawsuit in the United States District Court for the District of New Jersey against the Company, among others, entitled State of New Jersey, Department of Environmental Protection v. Gloucester Environmental Management Services, Inc., et al., No. 84-0152 (D.N.J.). The suit alleges that the Company was a "generator" of hazardous wastes and other hazardous substances which were disposed of at the Gloucester Environmental Management Services, Inc. ("GEMS") facility in the Township of Gloucester. The suit seeks cleanup costs, compensatory and treble damages, and a declaration that the Company and others are responsible for NJDEPE's past and future response costs at the GEMS site. On March 27, 1990, NJDEPE issued a Directive to the Company and other parties pursuant to the New Jersey Spill Compensation and Control Act, N.J.S.A. 58:10-23.11 et seq. Pursuant to the Directive, the Company and other parties have been ordered to undertake the second phase of remedial action at the site, including the construction and operation of a groundwater treatment system and operation of the remedial action performed in the first phase, and to reimburse NJDEPE's alleged past and future response costs. The estimated cost of second phase remedial action related to the GEMS site is approximately $20 million. The amount that the NJDEPE is seeking as reimbursement for past costs and damages is approximately $10 million. In October, 1995 the Company entered into a de minimis settlement agreement with the State of New Jersey and the United States to resolve all outstanding claims. In exchange for a payment of approximately $205,000, the Company will be dismissed from the lawsuit in accordance with the terms of a Consent Decree which is expected to be entered by the Court within six months. The Company has not admitted any liability for disposal of wastes at the GEMS site. The Company is one of approximately ninety companies participating in the de minimis settlement. One of the Company's insurance carriers has agreed to pay the cost of settlement and defense of this matter, subject to an agreement to arbitrate whether coverage is available for approximately $75,000 in settlement funds. Thus, the Company's maximum exposure in connection with this site is $75,000, however, the Company believes it will incur no costs related to this site.

         As the Company reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, in March 1986, the Company and other parties were designated by the United States Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") responsible for the cleanup of certain hazardous wastes that have been disposed of at the Wayne Waste Oil ("WWO") site located near Columbia City, Indiana. In October 1986, the Company and other PRPs entered into a Consent Order with the EPA which allowed the PRPs to complete a Remedial Investigation and Feasibility Study for the WWO site. In March 1990, the EPA issued a Record of Decision ("ROD") for the site. The ROD documents the EPA's cleanup plan for the site, which includes capping the former municipal landfill, groundwater extraction and treatment, and soil vapor extraction. On July 20, 1992, a Consent Decree between the EPA and the PRPs at the site was entered in the United States District Court for the Northern District of Indiana, captioned United States v. Active Products Corp., No. F91-00247. Remedial construction has been completed, however, operation and maintenance obligations remain. At this time the Company does not anticipate further expenditures in connection with this matter.

         As the Company reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, in September 1985, the Company and other parties were designated by the EPA as PRPs responsible for the cleanup of certain hazardous wastes that have been disposed of at the Northside Sanitary Landfill ("NSL") site located northwest of Indianapolis, Indiana. The EPA has combined the NSL site with the adjacent Environmental Conservation and Chemical Corporation ("ECC") site. On November 12, 1991, a Consent Decree between the EPA and the PRPs at the site was entered by the United States District Court for the Southern District of Indiana, captioned United States v. Aluminum Corporation of America, No. IP91 591C. Based upon the Company's percentage share of the total amount of wastes disposed of at the site, the Company estimates its remaining share of the costs under the Consent Decree will be approximately $5,000. A reserve has been established for such costs.

         As the Company reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, in November 1981, the EPA advised the Company that it was one of several companies that had disposed of wastes at the Carolawn Company ("CC") site located in Chester County, South Carolina. At the time of notice, the EPA had completed certain cleanup activities at the CC site and requested that the Company and other parties which had disposed of wastes at the site contribute to the cost of these activities. On August 31, 1983, an action, United

States of America v. Carolawn Company, Inc., et al., No. 83-2162-0, was commenced in the United States District Court for the District of South Carolina. On June 23, 1988, a Partial Consent Decree was entered in the United States District Court for the District of South Carolina (No. 83-2162-0). On December 4, 1991, a Partial Consent Decree For Remedial Design And Construction at the CC site was entered by the United States District Court for the District of South Carolina (No. 0-91-2177-0). Negotiations are currently underway to amend the Partial Consent Decree to address operations and maintenance of the remedy. Based upon the Company's percentage share of the total amount of wastes disposed of at the CC site, the Company estimates its share of operation and maintenance costs will be approximately $16,500. A reserve has been established for such costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages, positions and offices held, and a brief account of the business experience during the past five years of each executive officer of the Registrant.

                                       Positions Held With
                                       Registrant and Periods
          Name and Age                 During Which Held
     -------------------------         -----------------------------
     D. Gordon Strickland (50)         President and Chief Executive
                                       Officer, since March 15, 1996;
                                       Senior Vice President, Finance and
                                       Chief Financial Officer, since 1986;

     Robert S. Reeves (67)             Senior Vice President, Sales, since 1992;
                                       Senior Vice President, General Manager,
                                       Commercial Glass Container Division, since
                                       1985

     Geoffrey A. Whynot (38)           Vice President, Finance, Chief Financial
                                       Officer, since March 15, 1996; Vice
                                       President, Treasurer since 1991


Business Experience

         D. Gordon Strickland has served in an executive capacity with the Registrant for more than the past five years.

         Robert S. Reeves has served in an executive capacity with the Registrant for more than the past five years.

         Geoffrey A. Whynot has served as Vice President, Treasurer of Registrant since 1991.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock and Preferred Stock are both listed on the New York Stock Exchange. As of February 28, 1997, there were approximately 1,257 and 109 holders of record of the Company's Common Stock and Preferred Stock, respectively. The following table summarizes the prices of the Common Stock and Preferred Stock on the New York Stock Exchange Composite Tape and quarterly cash dividends:


--------------------------------------------------------------------------------------------------
                                      Common Stock                     Preferred Stock
--------------------------------------------------------------------------------------------------
                                                   Cash                                   Cash
Calendar Year                 High        Low    Dividends        High        Low        Dividends
--------------------------------------------------------------------------------------------------
1996
First Quarter                 $9 7/8     $5 3/4    $ --         $20         $17 3/4       $.425
Second Quarter                 6 1/4      3 3/4      --          18 1/8      13 1/2          --
Third Quarter                  4 3/8      2 3/8      --          14          12 1/8          --
Fourth Quarter                 4 3/8      2 1/8      --          12 3/8       7 1/2          --

1995
First Quarter                 $9 3/8     $6 7/8    $ --         $20 5/8     $19 1/8       $.425
Second Quarter                 8 3/8      7 1/8      --          20 1/8      19 1/4        .425
Third Quarter                  8 1/2      7          --          20 1/4      19            .425
Fourth Quarter                10 3/8      6 1/2      --          20          16 3/8        .425

The cumulative Preferred Stock dividend requirement as of December 31, 1996, was $829,000. The Company has not declared a dividend on its Class B, Series D Preferred Stock since the first quarter of 1996. The cumulative amount of undeclared dividends as of December 31, 1996 is $622,000. Under the terms of an agreement with its lenders, the Company is not permitted to declare or pay any dividends on its preferred stock at December 31, 1996.

The payment of Common Stock dividends is restricted by the Company's Senior Note agreement. Under such restrictions, the payment of Common Stock dividends is not permitted at December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA



-----------------------------------------------------------------------------------------------------------------
Years Ended December 31,                              1996          1995         1994        1993         1992
-----------------------------------------------------------------------------------------------------------------
                                                              (in thousands, except per share amounts)
Net sales                                          $ 107,369     $ 109,187     $106,792    $ 98,533     $ 92,557

Gross profit                                          24,305        24,582       33,012      29,121       25,731

Earnings (loss) from continuing operations
    before interest and income taxes (a)             (12,722)       (1,416)       7,152       6,562        3,953

Earnings (loss) from continuing operations
    before income taxes                              (17,425)       (6,024)       3,534       2,576          287
Provision (benefit) for income taxes (b)               6,837        (2,401)       1,441        (711)         119
                                                   ---------     ---------     --------    --------     --------

Earnings (loss) from continuing operations           (24,262)       (3,623)       2,093       1,865          168

Earnings (loss) from discontinued operations --
    Consumer Products Business (c)                     1,969        (1,684)       1,311      (2,198)       2,419
    Metal Crown Business (d)                              --            --           --          --       (5,284)
Extraordinary loss on retirement of debt                  --            --           --      (1,300)          --
                                                   ---------     ---------     --------    --------     --------

Net earnings (loss)                                  (22,293)       (5,307)       3,404      (1,633)      (2,697)

Preferred stock dividends (e)                            829           829          829         829          829
                                                   ---------     ---------     --------    --------     --------

Net earnings (loss) applicable to common
    stockholders                                   $ (23,122)    $  (6,136)    $  2,575    $ (2,462)    $ (3,526)
                                                   =========     =========     ========    ========     ========

Earnings (loss) per common share:
    Earnings (loss) per common share from
        continuing operations (a) (b)              $   (6.38)    $   (1.16)    $   0.34    $   0.28     $  (0.18)
    Earnings (loss) per common share from
        discontinued operations --
            Consumer Products Business (c)              0.50         (0.44)        0.36       (0.60)        0.66
            Metal Crown Business (d)                      --            --           --          --        (1.44)
    Extraordinary loss per common share
        on retirement of debt                             --            --           --       (0.35)          --
                                                   ---------     ---------     --------    --------     --------

Net earnings (loss) per common share               $   (5.88)    $   (1.60)    $   0.70    $  (0.67)    $  (0.96)
                                                   =========     =========     ========    ========     ========

Cash dividends per common share                    $      --     $      --     $     --    $     --     $     --

----------------------------------------------------------------------------------------------------------------
Years Ended December 31,                             1996           1995         1994        1993         1992
----------------------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Net property, plant and equipment                  $  38,890     $  46,818     $ 48,341    $ 40,424     $ 36,383
Depreciation and amortization                          9,398         8,675        7,495       7,167        6,447
Capital expenditures                                   2,091        10,859       14,176       9,336        7,758

Total assets                                          85,526       119,497      122,660     115,866      102,501

Senior debt (f)                                       45,044        50,000       50,000      50,000           --
Subordinated long-term debt                               --            --           --          --       40,000

Stockholders' equity before
   pension adjustment                              $  11,547     $  34,047     $ 38,260    $ 34,899     $ 36,464
Excess of additional pension liability over
   unrecognized prior service cost,
   net of tax benefits                                (8,245)      (10,140)      (5,207)     (6,835)          --
                                                   ---------     ---------     --------    --------     --------

Stockholders' equity                               $   3,302     $  23,907     $ 33,053    $ 28,064     $ 36,464
                                                   =========     =========     ========    ========     ========

Weighted average number of
   common shares outstanding                           3,933         3,842        3,674       3,669        3,675

(a) The loss from continuing operations before interest and income taxes for 1996 includes pretax restructuring costs of $10,011,000 and financing costs of $1,600,000. See Note 3 of notes to financial statements for further discussion. The loss from continuing operations before interest and income taxes for 1995 includes a pretax loss on revaluation of land of $1,000,000.

(b) The provision for income taxes for 1996 includes a charge of $13,691,000 ($3.48 per common share) to provide a valuation reserve against its deferred income tax asset. The benefit for income taxes for 1993 includes a tax benefit of $369,000 ($0.10 per common share) related to a reduction in the income tax valuation reserve. See Note 5 of notes to consolidated financial statements for further information.

(c) Earnings from discontinued operations for 1996 include a $2,102,000 after-tax gain ($0.53 per common share) on the sale of the manufacturing assets of the Consumer Products Business. See Note 4 of notes to financial statements. The 1993 loss for the Consumer Products Business includes a $2,754,000 after-tax loss ($0.75 per common share) associated with the relocation of the Company's home canning cap and lid manufacturing operations.

(d) Loss from discontinued operations - Metal Crown Business in 1992 includes a $2,600,000 after-tax loss ($0.71 per common share) on sale of the business.

(e) The Company has not declared a dividend on its Class B, Series D Preferred Stock since the first quarter of 1996. The cumulative amount of undeclared dividends as of December 31, 1996 is $622,000. Under the terms of an agreement with its lenders, the Company is not permitted to declare or pay any dividends on its preferred stock at December 31, 1996.

(f) As of December 31, 1996 and 1995, the Company's outstanding senior debt was classified as a current liability because the Company was in default of certain financial covenants for which waivers have been received for a period of less than one year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- 1996 COMPARED TO 1995


CONTINUING OPERATIONS

Net sales of the Company decreased 1.7% to $107,369,000 in 1996 from $109,187,000 in 1995 due primarily to lower unit sales of tamper-evident closures and, to a lesser degree, wide-mouth jars and closures.

The Company's manufacturing facilities operated at approximately 72% of capacity during 1996.

Cost of sales of the Company decreased to $83,064,000 in 1996 compared to $84,605,000 in 1995 primarily due to lower unit sales.

Gross profit as a percent of net sales increased slightly to 22.6% for 1996 as compared to 22.5% for 1995.

Research, selling, warehouse, general and administrative expenses decreased $418,000 or 1.7% during 1996, as compared to 1995.

The Company manufactures a variety of plastic closures, prescription packaging products, bottles and jars. Sales and profitability of these products are affected by the cost of resin, which can fluctuate significantly. Under industry practice, the Company generally passes through resin cost increases and decreases for all products except for prescription packaging products. However, during periods in which resin costs increase substantially, results could be adversely affected because the Company may not be able to obtain general price increases from customers due to the magnitude of resin price increases and the Company may not be able to pass on resin price increases because of competitive pricing.

The Company maintains active research and development, and engineering groups. These groups are responsible for i) developing new products and enhancements to existing products, ii) improving manufacturing technology in order to reduce costs, and iii) ensuring that products meet stringent quality standards. The Company believes that its ability to market innovative, high-quality products provides the Company with a competitive advantage. To the extent competitors are more successful than the Company in introducing and marketing new products, the Company's sales and profitability could be adversely affected.

The loss before unusual items, interest and taxes increased to $1,111,000 in 1996 as compared to $416,000 in 1995. Although full-year results have worsened, the trend in earnings has improved. Earnings before unusual items, interest and taxes for the second half of 1996 improved to $2,750,000, as compared to a loss before unusual items, interest and taxes for the first half of 1996 of $3,861,000. This improvement was the result of reduced unit costs due to increased production and lower costs resulting from the effects of restructuring the Company. The loss in the first half of 1996 also reflected increased reserves for customer rebates and inventory obsolescence.

The increase in reserves for customer rebates is due to the completion of a detailed analysis by the Company in the first quarter of 1996 of the historical amount and timing of customer deductions, and credit memos and other payments issued by the Company, by customer category, which required an increase in the accrual. The increase in reserves for inventory obsolescence is the result of including certain additional types of closures in the calculation of the reserve beginning in 1996, because the Company believed it represented a more accurate measure of such contingency.

Unusual items for 1996 consist of i) restructuring costs of $7,500,000 recorded during the first quarter, ii) additional restructuring costs of $2,511,000 recorded subsequent to the first quarter and iii) financing costs of $1,600,000. The unusual item for 1995 relates to the write-down in the book value of land of $1,000,000.

During the first quarter of 1996, the Company recorded an unusual pretax loss of $7,500,000 for certain costs associated with the restructuring of the Company, which included moving the corporate headquarters from Los Angeles, California to Lancaster, Pennsylvania and relocating the wide-mouth jar operations from Santa Fe Springs, California to Bowling Green, Kentucky. The pretax loss consisted of reserves for i) severance pay, workers' compensation claims and insurance continuation costs of $3,000,000, ii) costs associated with terminating the leases of the two vacated facilities of $2,300,000, iii) asset retirements of $1,600,000 and iv) other costs of $600,000. During 1996, the Company made cash payments related to such reserves for i) severance pay and related costs of $2,638,000, ii) costs associated with terminating the leases of the two facilities of $478,000 and iii) other costs of $89,000.

In addition, during 1996, the Company incurred unusual pretax losses of $2,511,000 for restructuring costs primarily related to relocation of personnel and equipment. Accounting rules require these costs to be expensed as incurred.

The relocation of the corporate headquarters and the wide-mouth jar manufacturing operation have been completed. The cost to complete the restructuring is expected to approximate the original estimate. The restructuring is expected to result in annualized pretax cost savings of approximately $6,500,000 primarily from reduced costs for employment, rent payments, manufacturing overhead, utilities and freight. The full benefit of these cost savings should be realized in 1997.

During 1996, the Company incurred financing costs of $1,600,000 consisting of i) fees paid to the Company's advisors in its negotiations with lenders, ii) reimbursement of the lenders' fees paid to their advisors in the negotiations,
iii) certain fees associated with prospective lenders and iv) expensing of a portion of the previously capitalized financing costs associated with the existing debt.

Net interest expense increased $95,000 during 1996 compared to 1995.

The change in the provision for income taxes during 1996 as compared to 1995 was the result of the Company recording a charge of $13,691,000 to provide a valuation reserve against its deferred income tax asset. The valuation reserve was provided due to the uncertainty related to the Company's financing as described below under "Liquidity and Capital Resources".

Due to competitive pressures, there are occasions when the Company is unable to pass on cost increases to customers. Other than the inability on all occasions to pass on cost increases, inflation and changes in prices did not have a material effect on the Company's results of operations.

DISCONTINUED OPERATIONS

During 1996, the Company sold the manufacturing assets and liquidated primarily all of the working capital of its discontinued Consumer Products Business. In connection with such sale, the Company recorded $4,900,000 of reserves consisting of i) severance pay, workers' compensation claims and insurance continuation of $1,400,000, ii) retiree health care and pension expenses of $1,200,000, iii) estimated net costs associated with elimination of operations and liquidation of working capital of $1,100,000, iv) professional fees of $700,000, v) asset retirements of $300,000, and vi) other costs of $200,000. After deductions for such reserves, the Company incurred in 1996 a pretax gain of $3,503,000 ($2,102,000 after-tax) in connection with the sale of the manufacturing assets of the Consumer Products Business.

During 1996, the Company made cash payments related to such reserves for i) net costs associated with elimination of operations and liquidation of working capital of $1,079,000, ii) severance pay and related costs of $1,215,000, iii) professional fees of $665,000 and iv) other costs of $199,000.

The aggregate amount of reserves related to the disposal of the Consumer Products Business is expected to approximate the original estimate.

Net sales of the Consumer Products Business declined to $18,317,000 in 1996 compared to $29,808,000 in 1995 due to the sale of the business. The after-tax loss related to the operations of the Consumer Products Business declined to $133,000 in 1996 compared to a loss of $1,684,000 in 1995 due to the sale of the business.

RESULTS OF OPERATIONS -- 1995 COMPARED TO 1994

CONTINUING OPERATIONS

Net sales of the Company increased 2.2% to $109,187,000 in 1995 from 1994 due primarily to the pass through of resin price increases. The Company's manufacturing facilities operated at approximately 72% of capacity during 1995.

Cost of sales of the Company increased to $84,605,000 in 1995 compared to $73,780,000 in 1994 primarily due to higher resin costs.

Gross profit as a percent of net sales decreased to 22.5% for 1995 as compared to 30.9% for 1994 due to substantially higher resin costs and competitive pricing, primarily in the wide mouth jar and closure business.

Research, selling, warehouse, general and administrative expenses decreased $862,000 or 3.3% during 1995, as compared to 1994.

The loss before unusual items, interest and taxes was $416,000 in 1995 compared to earnings before unusual items, interest and taxes of $7,152,000 in 1994 primarily due to substantially higher resin costs and competitive pricing, primarily in the wide mouth jar and closure business.

In 1995, the Company incurred a $1,000,000 unusual loss related to the write-down in the book value of land formerly used by the Company as a glass container manufacturing plant. Such write-down was necessitated by additional declines in the market value of commercial real estate in Southern California during 1995.

Net interest expense increased $990,000 during 1995 compared to 1994 due to higher levels of debt and interest charged on advances under the Accounts Receivable Agreement.

The decrease in the income tax provision in 1995 compared to 1994 is due to lower pretax results.

DISCONTINUED OPERATIONS

Net sales of the Consumer Products Business decreased 7.9% to $29,808,000 in 1995 compared to 1994 due primarily to lower unit sales as a result of adverse growing conditions in 1995.

The after-tax loss related to the operations of the Consumer Products Business was $1,684,000 in 1995 compared to net earnings of $1,311,000 in 1994. The 1995 loss was due to the sale of higher cost inventory produced during 1994, higher customer rebates and lower sales volume due to adverse weather conditions.

LIQUIDITY AND CAPITAL RESOURCES

On March 15, 1996, the Company sold certain assets, including the manufacturing assets, of the Consumer Products Business for a purchase price of $14,417,000. From March 16, 1996, through December 31, 1996, the Company received $17,391,000 from the sale by the Company of the inventory of the Consumer Products Business and from the collection of the related accounts receivable. The Company used these proceeds primarily to i) reduce debt by $9,100,000, ii) reduce the level of advances under the Company's Accounts Receivable Agreement by $4,342,000,
iii) fund the $5,716,000 cash costs of the restructuring of the Company, iv) fund the $3,158,000 of cash costs associated with the sale of assets, and elimination of operations and liquidation of working capital of the Consumer Products Business, and v) increase its cash balances by $5,203,000. Other significant uses of cash during 1996 were payments to the pension plan of $6,989,000, of which $3,224,000 was related to the 1995 plan year minimum pension contribution.

During 1995, the principal use of cash flow was to fund investing activities, primarily capital expenditures of $10,859,000. Cash flow was provided primarily through net advances on accounts receivable sold under the Company's Accounts Receivable Agreement of $7,357,000.

During 1994, the principal use of cash flow was to fund capital expenditures of $14,176,000. Cash flow was provided through the reduction of the Company's cash balances of $9,068,000 and cash from financing activities of $5,457,000. During 1994, inventories increased by $5,578,000, due primarily to higher quantities and costs of resin, and higher quantities of finished goods.

During 1995, the Company contributed 250,000 shares of its Common Stock, at a price of $7.56 per share, to the Kerr Group, Inc. Retirement Income Plan. The contribution reduced the Company's recorded pension liability by $1,891,000.

During 1996 and 1995, the Company funded its defined benefit pension plan by $3,245,000 more than the accrued pension expense related to the 1995 plan year. Although the amount of the annual pension contribution is dependent upon a variety of factors, the Company expects to fund amounts in excess of its accrued pension expense for the foreseeable future.

Capital expenditures of approximately $9,000,000 are planned for 1997.

The Company has not declared a dividend on its Class B, Series D Preferred Stock since the first quarter of 1996. The cumulative amount of undeclared dividends as of December 31, 1996 is $622,000. Under accounting rules, such dividends are not accrued until declared, however, for financial reporting purposes the amount of such dividends are shown on the face of the income statement as a deduction to arrive at net earnings (loss) applicable to common stockholders. Under the terms of an agreement with its lenders, the Company is not permitted to declare or pay any dividends on its preferred stock at December 31, 1996.

Since the third quarter of 1990, the Company has not declared any dividends on its Common Stock. The Company's Senior Note Agreement restricts the payment of dividends on Common Stock. Under such restrictions, the payment of Common Stock dividends is not permitted at December 31, 1996.

The ratio of current assets to current liabilities at December 31, 1996 and 1995 was 0.5 and 0.6, respectively. The ratio of current assets to current liabilities is less than 1.0 due to the classification of the Company's outstanding Senior Notes as a current liability because the Company was in default of certain financial covenants for which waivers have been received for a period of less than one year. At December 31, 1996 and 1995, the ratio of total debt to total capitalization was 94% and 70%, respectively. The increase in the ratio of total debt to total capitalization is due to lower stockholders' equity, primarily the result of providing a valuation reserve against the Company's net deferred tax asset.

The Company's net deferred income tax assets as of December 31, 1996 have been eliminated by a valuation reserve of $13,691,000. The valuation reserve has been provided due to the uncertainty related to the Company's financing as described below.

As of December 31, 1996, the Company had an Accounts Receivable Agreement (Receivable Agreement) which matured on March 7, 1997 that met the working capital needs of the Company. The Receivable Agreement permitted the Company to sell its trade accounts receivable on a nonrecourse basis. Under the Receivable Agreement, the maximum amount that could be advanced to the Company pursuant to the sale of trade accounts receivable at any time was $8,500,000. The Company retained collection and service responsibility, as agent for the purchaser, over any receivables sold. Advances under such Receivable Agreement were subject to certain limitations. As of December 31, 1996, receivables as shown on the accompanying Consolidated Balance Sheet have been reduced by net proceeds of $3,861,000 from advances pursuant to the sale of receivables under the Company's Receivable Agreement. The Receivable Agreement contained covenants identical to the Senior Notes.

The Company is presently in default with respect to interest coverage and net worth covenants under the Loan Agreements which govern the unsecured Senior Notes and Bank Note issued by the Company. Under the terms of the Loan Agreements relating to the Senior Notes and the Bank Note, the Company is not permitted to sell the accounts receivable under the Accounts Receivable Agreement because of the default. The Company is in discussions with the owners of the Senior Notes and Bank Note regarding obtaining an extension of the waiver which expired on March 7, 1997. The discussions with the owners also include negotiations for the purchase by the Company of the Senior Notes and the Bank Note. The funds for the purchase of the Senior Notes and Bank Note would be obtained from a senior secured loan and a subordinated secured loan which the Company is discussing with institutional lenders and with respect to which loan agreements are being negotiated. Consummation of any purchase of the Senior Notes and Bank Note is subject to definitive agreements being reached with the new lenders as well as the holders of the Senior Notes and Bank Note. There can be no assurance that the owners of the Senior Notes and the Bank Note will extend the waiver of the defaults, or agree to sell the Senior Notes and the Bank Note for a purchase price that is acceptable to the Company or that the senior secured loan and the subordinated secured loan can be obtained to finance the purchase. In the event the Company does not obtain an extension of the waiver, the Company does not intend to make its quarterly payment of interest due under the Senior Notes and Bank Note due on March 31, 1997.

The lender proposing to make the subordinated secured loan to the Company has indicated that it is willing to purchase the accounts receivable of the Company through June 30, 1997 on terms and conditions acceptable to the lender in its sole and reasonable discretion. The terms and conditions to be negotiated include, without limitation, pricing, credit criteria, reserves, servicing and recourse. The lender's willingness to purchase the Company's accounts receivable will be subject to the negotiation, execution and delivery of purchase documents in form and substance satisfactory to the lender. There can be no assurance that the Company and the lender will reach definitive agreement on the terms of such purchase. The sale of the accounts receivable to this lender, in the absence of a waiver of the existing default, will constitute a further default by the Company under the existing Loan Agreements.

As part of its overall restructuring, the Company is involved in discussions with the Pension Benefit Guaranty Corporation relating to the Company's pension liabilities. The Company expects these discussions to continue.

The Company expects to receive approximately $3,500,000 from the sale of real property located in Santa Ana, California in April 1997. The Company had $5,164,000 in cash and cash equivalents on March 25, 1997. Assuming the Company reaches satisfactory agreement with the lender regarding the new accounts receivable facility, the Company believes that it will have sufficient funds available to finance its working capital requirements through June 30, 1997.

At December 31, 1996, the Company had unused sources of liquidity consisting of cash and cash equivalents of $9,107,000, additional advances available under the Receivable Agreement of $3,965,000, a tax net operating loss carryforward of $28,300,000, a minimum tax credit carryforward of $1,068,000 and other tax credit carryforwards of $417,000.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Kerr Group, Inc. and members of its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page(s)
                                                                         -------
Independent Auditors' Report                                                22

Balance Sheets - December 31, 1996 and 1995                              23-24

Statements of Earnings (Loss) - Three Years Ended December 31, 1996         25

Statements of Cash Flows - Three Years Ended December 31, 1996              26

Statements of Common Stockholders' Equity -
    Three Years Ended December 31, 1996                                     27

Notes to Financial Statements                                            28-46

Schedule VIII - Valuation and Qualifying Accounts -
    Three Years Ended December 31, 1996                                     67

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Kerr Group, Inc.

We have audited the financial statements of Kerr Group, Inc. as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kerr Group, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements for 1996 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in default of its current loan agreements and has not been successful as yet in securing a new credit facility which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KPMG PEAT MARWICK  LLP
Harrisburg, Pennsylvania
March 25, 1997

BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                              1996          1995
-----------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
ASSETS
Current assets
   Cash and cash equivalents                                                       $   9,107     $   3,904
   Receivables - primarily trade accounts, less allowance for doubtful accounts
      of $287 in 1996 and $212 in 1995                                                 9,710         7,154
   Inventories
      Raw materials and work in process                                                6,702         7,815
      Finished goods                                                                   8,034         9,933
                                                                                   ---------     ---------
      Total inventories                                                               14,736        17,748
   Prepaid expenses and other current assets                                              27         3,106
   Current net assets related to discontinued operations                                   4        12,847
                                                                                   ---------     ---------

      Total current assets                                                            33,584        44,759
                                                                                   ---------     ---------

Property, plant and equipment, at cost
   Land                                                                                  427           427
   Buildings and improvements                                                          8,624        12,881
   Machinery and equipment                                                            87,207        86,646
   Furniture and office equipment                                                      2,890         5,771
                                                                                   ---------     ---------

                                                                                      99,148       105,725
   Accumulated depreciation and amortization                                         (60,258)      (58,907)
                                                                                   ---------     ---------

      Net property, plant and equipment                                               38,890        46,818

Deferred income taxes                                                                     --         8,057
Goodwill and other intangibles, net of amortization of $2,749 in 1996 and
   $2,247 in 1995                                                                      5,682         6,983
Other assets                                                                           7,370         8,026

Non-current net assets related to discontinued operations                                 --         4,854
                                                                                   ---------     ---------

                                                                                   $  85,526     $ 119,497
                                                                                   =========     =========



See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------
Years Ended December 31,                                                   1996          1995
------------------------------------------------------------------------------------------------
                                                        (in thousands, except per share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term debt                                                      $   5,856     $   6,500
   Senior debt due 1997 through 2003 classified as current                 45,044        50,000
   Accounts payable                                                         7,373         9,707
   Current pension liability                                                   --         3,777
   Other current liabilities                                                5,622         5,113
                                                                        ---------     ---------

      Total current liabilities                                            63,895        75,097
                                                                        ---------     ---------


Pension liability                                                          13,935        18,318
Other long-term liabilities                                                 4,394         2,175


Stockholders' equity
   Preferred Stock, 487 shares authorized and issued,
      liquidation value of $21.28 per share at December 31, 1996
      and $20 per share at December 31, 1995                                9,748         9,748
   Common Stock, $.50 par value per share, 20,000 shares authorized,
      4,226 shares issued                                                   2,113         2,113
   Additional paid-in capital                                              27,239        27,239
   Retained earnings (accumulated deficit)                                (20,640)        1,860
   Treasury Stock, at cost, 293 shares                                     (6,913)       (6,913)
   Excess of additional pension liability over unrecognized
      prior service cost, net of tax benefits                              (8,245)      (10,140)
                                                                        ---------     ---------

      Total stockholders' equity                                            3,302        23,907
                                                                        ---------     ---------

                                                                        $  85,526     $ 119,497
                                                                        =========     =========



See accompanying notes to consolidated financial statements.

STATEMENTS OF EARNINGS (LOSS)

---------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                1996          1995         1994
---------------------------------------------------------------------------------------------------------
                                                                 (in thousands, except per share amounts)
Net sales                                                            $ 107,369     $ 109,187     $106,792
Cost of sales                                                           83,064        84,605       73,780
                                                                     ---------     ---------     --------

   Gross profit                                                         24,305        24,582       33,012
Research and development expenses                                        1,991         1,708        2,110
Plant administrative expenses                                            5,013         4,490        4,707
Selling and warehouse expenses                                           8,031         7,680        7,790
General corporate expenses                                              10,381        11,120       11,253

Restructuring costs                                                     10,011            --           --
Financing costs                                                          1,600            --           --
Loss on revaluation of land                                                 --         1,000           --
Interest expense, net                                                    4,703         4,608        3,618
                                                                     ---------     ---------     --------

   Earnings (loss) from continuing operations before income taxes      (17,425)       (6,024)       3,534

Provision (benefit) for income taxes                                     6,837        (2,401)       1,441
                                                                     ---------     ---------     --------

   Net earnings (loss) from continuing operations                      (24,262)       (3,623)       2,093

Discontinued operations:
   Gain on sale of discontinued operations, net of income tax
      provision of $1,401                                                2,102            --           --
   Earnings (loss) from discontinued operations, net of income
      tax provision (benefit) of ($89), ($1,117) and $904                 (133)       (1,684)       1,311
                                                                     ---------     ---------     --------
Net earnings (loss) related to discontinued operations                   1,969        (1,684)       1,311
                                                                     ---------     ---------     --------

      Net earnings (loss)                                              (22,293)       (5,307)       3,404

Preferred stock dividends                                                  829           829          829
                                                                     ---------     ---------     --------

      Net earnings (loss) applicable to common stockholders          $ (23,122)    $  (6,136)    $  2,575
                                                                     =========     =========     ========


Earnings (loss) per common share:
   Earnings (loss) per common share from continuing operations       $   (6.38)    $   (1.16)    $   0.34
   Earnings (loss) per common share from discontinued operations          0.50         (0.44)        0.36
                                                                     ---------     ---------     --------

      Net earnings (loss) per common share                           $   (5.88)    $   (1.60)    $   0.70
                                                                     =========     =========     ========


Weighted average shares outstanding                                      3,933         3,842        3,674



See accompanying notes to consolidated financial statements.

STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                         1996         1995         1994
------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
CASH FLOW PROVIDED (USED) BY OPERATIONS
   Earnings (loss) from continuing operations                                  $(24,262)    $ (3,623)    $  2,093
   Add (deduct) noncash items included in earnings (loss)
         Expenses associated with restructuring, in excess of cash payments       4,307           --           --
         Expenses associated with financing                                       1,600           --           --
         Depreciation and amortization                                            9,398        8,675        7,495
         Change in deferred income taxes                                          7,080       (2,482)       1,705
         Reduction in total pension liability, net                               (4,813)         294         (242)
         Other, net                                                                 (98)         130          258
   Changes in other operating working capital
      Receivables                                                                (2,556)       7,268       (2,254)
      Inventories                                                                 1,964          661       (5,578)
      Other current assets                                                          937        1,267          (94)
      Accounts payable                                                           (2,366)      (2,936)       3,929
      Accrued expenses                                                           (1,138)       1,674         (567)
   Cash flow provided (used) by discontinued operations                          11,640        2,078       (4,420)
                                                                               --------     --------     --------

      Total cash flow provided (used) by operations                               1,693       13,006        2,325

CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES
   Continuing Operations:
      Capital expenditures                                                       (2,091)     (10,859)     (14,176)
      Proceeds from liquidation of long-term certificates of deposit                 --          375        1,000
      Other, net                                                                    377       (1,301)      (2,587)
   Discontinued Operations:
      Capital expenditures                                                         (234)        (981)      (1,472)
      Proceeds from sale of assets of Consumer Products Business                 14,417           --           --
      Other, net                                                                 (1,840)       1,200          385
                                                                               --------     --------     --------

      Cash flow provided (used) by investing activities                          10,629      (11,566)     (16,850)

CASH FLOW PROVIDED (USED) BY FINANCING ACTIVITIES
   Repayment of Senior Notes and Note payable to bank                            (5,600)          --           --
   Net borrowings under lines of credit                                              --        1,000        5,500
   Payments associated with financing                                            (1,312)          --           --
   Dividends paid                                                                  (207)        (829)        (829)
   Other, net                                                                        --           32          786
                                                                               --------     --------     --------

      Cash flow provided (used) by financing activities                          (7,119)         203        5,457

CASH AND CASH EQUIVALENTS
   Increase (decrease) during the year                                            5,203        1,643       (9,068)
   Balance at beginning of the year                                               3,904        2,261       11,329
                                                                               --------     --------     --------

      Balance at end of the year                                               $  9,107     $  3,904     $  2,261
                                                                               ========     ========     ========

SIGNIFICANT NON-CASH TRANSACTIONS
   Contribution of 250,000 shares of Common Stock to Pension Plan              $     --     $  1,891     $     --
                                                                               ========     ========     ========

See accompanying notes to consolidated financial statements.

STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31, 1996, 1995 and 1994
-----------------------------------------------------------------------------------------------------------------------------------
                                        Number Of                                                        Excess Of
                                        Shares Of                          Retained                  Additional Pension    Notes
                                         Common               Additional   Earnings                    Liability Over    Receivable
                                          Stock      Common    Paid-In      (Accum.    Treasury         Unrecognized      From ESOP
                                       Outstanding   Stock     Capital     Deficit)      Stock       Prior Service Cost    Trusts
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Balance, December 31, 1993                3,667      $2,105    $27,145     $  9,420    $(12,803)         $ (6,835)         $(716)

Net earnings                                 --          --         --        3,404          --                --             --
Dividends on Preferred Stock                 --          --         --         (829)         --                --             --
Pension adjustment                           --          --         --           --          --             1,628             --
Repayments on ESOP Trusts
   notes receivable                          --          --         --           --          --                --            716
Issuance of Common Stock under
   stock option plans                        10           5         65           --          --                --             --
                                          -----      ------    -------     --------    --------          --------          -----

Balance, December 31, 1994                3,677       2,110     27,210       11,995     (12,803)           (5,207)            --

Net loss                                     --          --         --       (5,307)         --                --             --
Dividends on Preferred Stock                 --          --         --         (829)         --                --             --
Pension adjustment                           --          --         --           --          --            (4,933)            --
Contribution of Treasury Stock to
   pension fund                             250          --         --       (3,999)      5,890                --             --
Issuance of Common Stock under
   stock option plans                         6           3         29           --          --                --             --
                                          -----      ------    -------     --------    --------          --------          -----

Balance, December 31, 1995                3,933       2,113     27,239        1,860      (6,913)          (10,140)            --

Net loss                                     --          --         --      (22,293)         --                --             --
Dividends on Preferred Stock                 --          --         --         (207)         --                --             --
Pension adjustment                           --          --         --           --          --             1,895             --
                                          -----      ------    -------     --------    --------          --------          -----


Balance, December 31, 1996                3,933      $2,113    $27,239     $(20,640)   $ (6,913)         $ (8,245)         $  --
                                          =====      ======    =======     ========    ========          ========          =====


See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL DESCRIPTION OF BUSINESS

The Company's operations consist of the manufacture and sale of a variety of plastic packaging products including child-resistant closures, tamper-evident closures, prescription packaging products, jars and other plastic closures and containers.

The Company uses a significant amount of resin in its manufacturing process. From time to time, the Company has experienced substantial increases in the cost of resin. To the extent that the Company is unable to pass on resin cost increases, the cost increases could have a significant impact on the results of operations of the Company.

CASH EQUIVALENTS

Cash equivalents consist only of investments that have an original maturity of three months or less, are readily convertible to known amounts of cash and have insignificant risk of changes in value because of changes in interest rates.

INVENTORIES

Inventories are valued at the lower of cost or market, determined by the use of the first-in, first-out method.

DEPRECIATION, MAINTENANCE AND REPAIRS

Depreciation of property, plant and equipment is provided by the use of the straight-line method over the estimated useful lives of the assets. The estimated useful lives used in computing the depreciation provisions are as follows:

   Buildings and improvements                                 5 to 30 years
   Machinery and equipment                                    3 to 15 years
   Furniture and equipment                                    5 to 10 years

The policy of the Company is to charge amounts expended for maintenance and repairs to expense and to capitalize expenditures for major replacements and betterments.

GOODWILL AND OTHER INTANGIBLES

The excess of cost over fair value of net tangible assets acquired during 1987 is amortized on a straight-line basis over 40 years. Other intangible assets are being amortized by the straight-line method over their respective initial estimated lives ranging from 2 to 17 years.

Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FASB No. 121). FASB 121 requires that impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Adoption of this statement did not affect the Company's results of operations. The assessment of the recoverability of goodwill will be impacted if future operating cash flows are not achieved.

REVENUE RECOGNITION

The Company recognizes revenue at the time the product is shipped to the customer.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Financial Accounting Standards Board Statement No. 87 (FASB No. 87) requires that a company record an additional minimum pension liability to the extent that a company's accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in stockholders' equity.

The Company accounts for postretirement benefits in accordance with Financial Accounting Standards Board Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FASB No. 106). As more fully described in Note 7, the Company has elected to amortize the impact of FASB No. 106 ratably over 20 years.

STOCK OPTIONS

Effective January 1, 1996, the Company adopted the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FASB No. 123). FASB No. 123 requires the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue using the accounting methods prescribed by APB No. 25. The amount of the proforma compensation expense, required to be disclosed under the FASB No. 123, is not material.

INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (FASB No. 109). Under the asset and liability method of FASB No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS (LOSS) PER COMMON SHARE

Primary net earnings (loss) per common share are based on the weighted average number of common shares outstanding and are after Preferred Stock dividends (both declared and undeclared dividends).

Fully diluted net earnings (loss) per common share reflect when dilutive i) the incremental common shares issuable upon the assumed exercise of outstanding stock options and ii) the assumed conversion of the Preferred Stock and the elimination of the related Preferred Stock dividends. The calculation of fully diluted net earnings (loss) per common share for 1996, 1995 and 1994 was not dilutive.

FINANCIAL STATEMENT PREPARATION AND PRESENTATION

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of December 31, 1996 and 1995, and the reported amounts of income and expenses for each of the three years ended December 31, 1996. Actual results could differ from those estimates.

Included in other assets are certain assets held for sale consisting of real property and buildings. Management has obtained a recent appraisal to support the carrying value of such assets, however, the ultimate sales proceeds received by the Company could differ from the appraisal amount depending on changes in market conditions.

Certain reclassifications have been made to prior years' financial statements to conform to the 1996 presentation.

NOTE 2 - ISSUES AFFECTING LIQUIDITY

During the fourth quarter of 1996, the holders of $50,900,000 of the Company's existing unsecured debt sold the debt. Representatives of the new owners of the debt informed the Company that they do not intend to pursue the previously announced restructuring of this debt, pursuant to which a portion of this debt was to have been repaid with the proceeds of a new secured credit facility, and the balance of which was to have been converted into preferred stock and subordinated debt. The new owners initially indicated that they preferred a restructuring that would involve the exchange of debt for substantially all of the equity of the Company. The Company rejected such exchange and there is no assurance that the Company and the owners of the debt will reach an agreement on the terms of any such exchange.

The Company is presently in default with respect to interest coverage and net worth covenants under the Loan Agreements which govern the unsecured Senior Notes and Bank Note issued by the Company. Under the terms of the Loan Agreements relating to the Senior Notes and the Bank Note, the Company is not permitted to sell the accounts receivable under the Accounts Receivable Agreement because of the default. The Company is in discussions with the owners of the Senior Notes and Bank Note regarding obtaining an extension of the waiver which expired on March 7, 1997. The discussions with the owners also include negotiations for the purchase by the Company of the Senior Notes and the Bank Note. The funds for the purchase of the Senior Notes and Bank Note would be obtained from a senior secured loan and a subordinated secured loan which the Company is discussing with institutional lenders and with respect to which loan agreements are being negotiated. Consummation of any purchase of the Senior Notes and Bank Note is subject to definitive agreements being reached with the new lenders as well as the holders of the Senior Notes and Bank Note. There can be no assurance that the owners of the Senior Notes and the Bank Note will extend the waiver of the defaults, or agree to sell the Senior Notes and the Bank Note for a purchase price that is acceptable to the Company or that the senior secured loan and the subordinated secured loan can be obtained to finance the purchase. In the event the Company does not obtain an extension of the waiver, the Company does not intend to make its quarterly payment of interest due under the Senior Notes and Bank Note due on March 31, 1997.

The lender proposing to make the subordinated secured loan to the Company has indicated that it is willing to purchase the accounts receivable of the Company through June 30, 1997 on terms and conditions acceptable to the lender in its sole and reasonable discretion. The terms and conditions to be negotiated include, without limitation, pricing, credit criteria, reserves, servicing and recourse. The lender's willingness to purchase the Company's accounts receivable will be subject to the negotiation, execution and delivery of purchase documents in form and substance satisfactory to the lender. There can be no assurance that the Company and the lender will reach definitive agreement on the terms of such purchase. The sale of the accounts receivable to this lender, in the absence of a waiver of the existing default, will constitute a further default by the Company under the existing Loan Agreements.

As part of its overall restructuring, the Company is involved in discussions with the Pension Benefit Guaranty Corporation relating to the Company's pension liabilities. The Company expects these discussions to continue.

The Company expects to receive approximately $3,500,000 from the sale of real property located in Santa Ana, California in April 1997. The Company had $5,164,000 in cash and cash equivalents on March 25, 1997. Assuming the Company reaches satisfactory agreement with the lender regarding the new accounts receivable facility, the Company believes that it will have sufficient funds available to finance its working capital requirements through June 30, 1997.

NOTE 3 - RESTRUCTURING AND FINANCING COSTS

During the first quarter of 1996, the Company recorded a pretax loss of $7,500,000 for certain costs associated with the restructuring of the Company, which included moving the corporate headquarters from Los Angeles, California to Lancaster, Pennsylvania and relocating the wide-mouth jar operations from Santa Fe Springs, California to Bowling Green, Kentucky. The pretax loss consisted of reserves for i) severance pay, workers' compensation claims and insurance continuation costs of $3,000,000, ii) costs associated with terminating the leases of the two vacated facilities of $2,300,000, iii) asset retirements of $1,600,000 and iv) other costs of $600,000. During 1996, the Company made cash payments related to such reserves for i) severance pay and related costs of $2,638,000, ii) costs associated with terminating the leases of the two facilities of $478,000 and iii) other costs of $89,000. In addition to such cash costs, during 1996 charges were made to reserves relating to asset retirements of $1,499,000.

In addition, during 1996, the Company incurred pretax losses of $2,511,000 for restructuring costs primarily related to relocation of personnel and equipment. Accounting rules require these costs to be expensed as incurred.

The relocation of the corporate headquarters and the wide mouth jar manufacturing operation have been completed. The cost to complete the restructuring is expected to approximate the original estimate.

During 1996, the Company incurred financing costs of $1,600,000 consisting of i) fees paid to the Company's advisors in its negotiations with lenders, ii) reimbursement of the lenders' fees paid to their advisors in the negotiations,
iii) certain fees associated with prospective lenders and iv) expensing a portion of the previously capitalized financing costs associated with the existing debt.


NOTE 4 - DISCONTINUED OPERATIONS

On March 15, 1996, the Company sold certain assets, including the manufacturing assets, of the Consumer Products Business for a purchase price of $14,417,000. From March 16, 1996 through December 31, 1996, the Company received $17,391,000 from the sale by the Company of the inventory of the Consumer Products Business and from the collection of the related accounts receivable.

In connection with such sale, the Company recorded $4,900,000 of reserves consisting of i) severance pay, workers' compensation claims and insurance continuation of $1,400,000, ii) retiree health care and pension expenses of $1,200,000, iii) estimated net costs associated with elimination of operations and liquidation of working capital of $1,100,000, iv) professional fees of $700,000, v) asset retirements of $300,000, and vi) other costs of $200,000. After deduction for such reserves, the Company incurred in 1996 a pretax gain of $3,503,000 ($2,102,000 after-tax) in connection with the sale of the manufacturing assets of the Consumer Products Business.

During 1996, the Company made cash payments related to such reserves for i) net costs associated with elimination of operations and liquidation of working capital of $1,079,000, ii) severance pay and related costs of $1,215,000, iii) professional fees of $665,000 and iv) other costs of $199,000. In addition to such cash costs, charges were made to such reserves relating to i) reclassifications to retiree benefit plan liabilities of $1,220,000 and ii) asset retirements of $251,000.

The aggregate amount of reserves related to the disposal of the Consumer Products Business is expected to approximate the original estimate.

The results of the discontinued operations have been reported separately in the Statement of Earnings (Loss). Summarized results of the discontinued operations for the years ended December 31, 1996, 1995 and 1994 are as follows:



---------------------------------------------------------------------------------------------
Years Ended December 31,                                        1996         1995        1994
---------------------------------------------------------------------------------------------
                                                                     (in thousands)
Net sales                                                   $ 18,317     $ 29,808     $32,364
Costs and expenses                                            17,851       31,398      29,151
Allocated interest expense                                       688        1,211         998
                                                            --------     --------     -------

   Earnings (loss) before income taxes                          (222)      (2,801)      2,215
   Provision (benefit) for income taxes                          (89)      (1,117)        904
                                                            --------     --------     -------

   Earnings (loss) from discontinued operations                 (133)      (1,684)      1,311
   Gain on sale of manufacturing assets                        2,102           --          --
                                                            --------     --------     -------

Total earnings (loss) related to discontinued operations    $  1,969     $ (1,684)    $ 1,311
                                                            ========     ========     =======


Interest expense was allocated to the Consumer Products Business based upon the ratio of the Consumer Products Business net assets to total Company net assets.


NOTE 5 - INCOME TAXES

Total income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 was allocated as follows:

----------------------------------------------------------------------------------------------------
                                                                       1996         1995       1994
----------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Tax provision (benefit) from continuing operations
   before valuation reserve                                          $ (6,854)    $(2,401)    $1,441
Income tax valuation reserve adjustment related to
   continuing operations                                               13,691          --         --
                                                                     --------     -------     ------
      Subtotal                                                          6,837      (2,401)     1,441
Tax provision (benefit) from discontinued operations                    1,312      (1,117)       904
Stockholders' equity, related to excess of pension liability
   over unrecognized prior service costs before valuation reserve       1,328      (3,281)       878
                                                                     --------     -------     ------


                                                                     $  9,477     $(6,799)    $3,223
                                                                     ========     =======     ======

The provision (benefit) for income taxes related to continuing operations for the years ended December 31, 1996, 1995 and 1994 consists of the following:

--------------------------------------------------------------------------------
                                                     1996       1995       1994
--------------------------------------------------------------------------------
                                                           (in thousands)
Current
   U.S. Federal                                     $   --    $    --     $   81
   State                                                --         --         --
                                                    ------    -------     ------
Total current                                           --         --         81

Deferred
   U.S. Federal                                      5,402     (1,880)     1,090
   State                                             1,435       (521)       270
                                                    ------    -------     ------

Total deferred                                       6,837     (2,401)     1,360
                                                    ------    -------     ------

      Total provision (benefit) for income taxes    $6,837    $(2,401)    $1,441
                                                    ======    =======     ======



The significant components of deferred income taxes (benefits) related to continuing operations for the years ended December 31, 1996, 1995 and 1994 are as follows:


--------------------------------------------------------------------------------------------------------
                                                                         1996         1995        1994
--------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Reduction of deferred income taxes attributable to
   recognition of alternative minimum tax credits and
   tax net operating loss carryforwards                                $ (5,200)    $(3,782)    $   (16)
Temporary differences associated with restructuring costs                (1,108)         --          --
Temporary differences associated with the sales of
   discontinued operations                                                  150        (466)      1,531
Additional costs inventoried for tax purposes                              (638)        (44)         64
Excess (deficit) of pension contributions paid over pension expense         517       1,513          46
Excess (deficit) of tax over book depreciation,
   including assets retired or sold                                         418         668         (19)
Other, net                                                                 (993)       (290)       (246)

Plus:  Increase in balance of valuation reserve for deferred
   income tax assets related to the income tax provision                 13,691          --          --
                                                                       --------     -------     -------
      Total                                                            $  6,837     $(2,401)    $ 1,360
                                                                       ========     =======     =======

Total provision (benefit) for income taxes from continuing operations for the years ended December 31, 1996, 1995 and 1994 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to earnings (loss) before income taxes as a result of the following:



-----------------------------------------------------------------------------------------------------
                                                                        1996         1995       1994
-----------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Computed "expected" tax provision (benefit)                           $ (5,925)    $(2,048)    $1,202
Increase (reduction) in provision resulting from:
   State income tax provision (benefit), net of Federal tax effect        (983)       (358)       210
   Increase in balance of valuation reserve for deferred income
      tax assets related to the income tax provision                    13,691          --         --
   Other, net                                                               54           5         29
                                                                      --------     -------     ------
      Actual tax provision (benefit)                                  $  6,837     $(2,401)    $1,441
                                                                      ========     =======     ======


The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 1996 and 1995 are as follows:


-----------------------------------------------------------------------------------------------------------
                                                                                         1996         1995
-----------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Deferred income tax assets:
   Net operating loss carryforwards                                                  $ 11,577     $  6,882
   Pension liabilities --
      Excess of additional pension liability over unrecognized prior service cost       5,415        6,742
      Accrued pension liability                                                          (464)         (19)
   Tax credit carryforwards                                                             1,485        1,158
   Accrued retiree health liability                                                     1,001          551
   Accrued reserves associated with discontinued operations                               215          274
   Inventory                                                                            1,064          675
   Accrued vacation pay                                                                   532          461
   Reserves associated with restructuring                                               1,108           --
   Other                                                                                  507          670
                                                                                     --------     --------

      Total gross deferred income tax assets                                           22,440       17,394
      Less valuation reserve for deferred income tax assets                           (13,691)          --
                                                                                     --------     --------

      Deferred income tax assets, net of valuation reserve                              8,749       17,394
Deferred income tax liabilities:
   Property, plant and equipment, principally due to differences in depreciation       (6,116)      (5,744)
   Excess of book basis over tax basis of land and buildings formerly
      used as a glass container manufacturing plant                                    (1,337)      (1,252)
   Other                                                                               (1,296)        (590)
                                                                                     --------     --------

      Total gross deferred income tax liabilities                                      (8,749)      (7,586)
                                                                                     --------     --------

Net deferred income tax assets                                                       $     --     $  9,808
                                                                                     ========     ========

The Company's net deferred income tax assets as of December 31, 1996 have been eliminated by a valuation reserve of $13,691,000. The valuation reserve has been provided due to the uncertainty related to the Company's financing as described in Note 2 of the notes to the financial statements.

At December 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of $28,300,000 which are available to offset future Federal taxable income, expiring in the years 2006 through 2011.

The Company also has an alternative minimum tax credit carryforward of $1,068,000 and other tax credit carryforwards (primarily investment tax credits) of $417,000, expiring in the years 1999 through 2009, which are available to reduce future Federal income taxes, if any.

The total net cash payments related to income taxes, which represent Federal alternative minimum taxes and state taxes, were $0, $24,000 and $761,000 for 1996, 1995 and 1994, respectively.


NOTE 6 - OTHER CURRENT LIABILITIES

At December 31, 1996 and 1995, other current liabilities were as follows:

--------------------------------------------------------------------------------
                                                               1996        1995
--------------------------------------------------------------------------------
                                                                (in thousands)
Accrued wages and vacation pay                                $1,671      $1,994
Accrued interest                                               1,267       2,617
Accrued and withheld taxes                                       236          29
Accrued reserves associated with restructuring                 1,483          --
 Other accrued expenses                                          965         473
                                                              ------      ------

   Total accrued expenses                                     $5,622      $5,113
                                                              ======      ======


NOTE 7 - RETIREMENT BENEFITS

PENSIONS

The Company has a defined benefit pension plan (the "Retirement Income Plan"), which covers substantially all employees. The Retirement Income Plan generally provides benefits based on years of service and average final pay. The Company's policy is to fund amounts sufficient to satisfy the funding requirements of the Employee Retirement Income Security Act of 1974. During 1996 and 1995, the Company funded the Retirement Income Plan by $3,245,000 more than the accrued pension expense related to the 1995 plan year. During 1995 and 1994, the Company funded the Retirement Income Plan by $1,983,000 more than the accrued pension expense related to the 1994 plan year.

During 1995, the Company contributed 250,000 shares of its Common Stock, at a price of $7.56 per share, to the Retirement Income Plan. The contribution was valued at $1,891,000 which was based upon the current market value of the stock on the date of the contribution.

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

Net pension expense related to continuing operations for the years ended December 31, 1996, 1995 and 1994 included the following components:

----------------------------------------------------------------------------------
                                                   1996        1995         1994
----------------------------------------------------------------------------------
                                                          (in thousands)
Service cost (benefit earned during period)      $   668     $    468     $   534
Interest cost on projected benefit obligation      7,380        7,364       7,018
Actual loss (return) on assets                    (6,474)     (16,080)        597
Net amortization and deferral                        579        9,460      (6,552)
                                                 -------     --------     -------
   Net pension expense                           $ 2,153     $  1,212     $ 1,597
                                                 =======     ========     =======

The funded status of the defined benefit plans at December 31, 1996 and 1995 was as follows:

------------------------------------------------------------------------------------------------
                                                                            1996          1995
------------------------------------------------------------------------------------------------
                                                                              (in thousands)
Actuarial present value of benefit obligation

   Vested benefit obligation                                             $  95,731     $  99,237
   Nonvested benefit obligation                                              2,385         1,942
                                                                         ---------     ---------

   Accumulated benefit obligation                                           98,116       101,179
   Effect of future salary increases                                         2,610         2,812
                                                                         ---------     ---------

   Projected benefit obligation                                            100,726       103,991
Plan assets at fair value (a)                                               84,182        79,084
                                                                         ---------     ---------

Projected benefit obligation in excess of plan assets                       16,544        24,907
Unrecognized net transition obligation                                        (394)         (474)
Unrecognized prior service costs                                              (826)         (936)
Unrecognized net loss                                                      (16,201)      (19,660)
                                                                         ---------     ---------

Accrued pension (asset) liability before adjustment                           (877)        3,837
Adjustment required to recognize additional minimum pension liability       14,812        18,258
                                                                         ---------     ---------
   Accrued pension liability related to the defined benefit plan         $  13,935     $  22,095
                                                                         =========     =========

(a) Plan assets include 368,200 shares of Company Common Stock at a value of $874,000 at December 31, 1996 and $3,682,000 at December 31, 1995.


In connection with recording the additional minimum pension liability pursuant to the provisions of FASB No. 87, the Company recorded a reduction in stockholders' equity of $8,245,000 at December 31, 1996, and $10,140,000 at December 31, 1995, and an intangible pension asset of $1,152,000 at December 31, 1996, and $1,376,000 at December 31, 1995.

The majority of all pension plan assets are held by a master trust created for the collective investment of the plan's funds, as well as in private placement insurance contracts. At December 31, 1996, assets held by the master trust consisted primarily of cash, U.S. government obligations, corporate bonds and common stocks.

The defined benefit plan assumptions as of December 31, 1996, 1995 and 1994 were as follows:

--------------------------------------------------------------------------------
                                                   1996        1995        1994
--------------------------------------------------------------------------------
   Discount rate                                   7.75%       7.25%       8.75%
   Increase in compensation rate                   5   %       5   %       5   %
   Long-term rate of return on assets              9.5 %       9.5 %       9.5 %

The Company retained the pension benefit obligations for service prior to the date of the sale and the pension assets related to the Company's discontinued Consumer Products Business. In connection with the sale of the business, the Company's pension plan had a curtailment loss of $100,000 pursuant to FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Such curtailment loss was included as component of the gain on the sale of the Consumer Products Business.

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

Retiree health care and life insurance expense related to continuing operations for the years ended December 31, 1996, 1995 and 1994 included the following components:

-----------------------------------------------------------------------------------
                                                          1996      1995      1994
-----------------------------------------------------------------------------------
                                                               (in thousands)
Service cost (benefit earned during period)              $   51    $   41    $   54
Interest cost on accumulated benefit obligation             690       855     1,082
Actual return on assets                                      --        --        --
Net amortization and deferral                               509       478       525
                                                         ------    ------    ------

   Net retiree health care and life insurance expense    $1,250    $1,374    $1,661
                                                         ======    ======    ======

The funded status of the retiree health care and life insurance plans at December 31, 1996 and 1995 was as follows:

--------------------------------------------------------------------------------------------------
                                                                               1996        1995
--------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Actuarial present value of accumulated postretirement benefit obligation:
   Retirees                                                                  $ 7,692     $  9,210
   Fully eligible active participants                                            691          735
   Other active participants                                                     955        1,055
                                                                             -------     --------
   Accumulated benefit obligation                                              9,338       11,000
Plan assets at fair value                                                         --           --
                                                                             -------     --------
Accumulated benefit obligation in excess of plan assets                        9,338       11,000
Unrecognized net transition obligation                                        (8,405)     (10,612)
Unrecognized prior service costs                                                  --           --
Unrecognized net gain (loss)                                                   1,594          992
                                                                             -------     --------

Accrued postretirement benefit liability                                     $ 2,527     $  1,380
                                                                             =======     ========

The retiree health care and life insurance plans assumptions are as follows:

-----------------------------------------------------------------------------------------------------------
                                           December 31,              December 31,             December  31,
                                                   1996                      1995                      1994
-----------------------------------------------------------------------------------------------------------
Discount rate                                     7.75%                     7.25%                     8.75%
Health care cost trend rates --
   Indemnity plans                  8.75% trending down       8.75% trending down       8.75% trending down
                                                  to 6%                     to 6%                     to 6%
   Managed care plans               6.75% trending down       6.75% trending down       6.75% trending down
                                                  to 4%                     to 4%                     to 4%
-----------------------------------------------------------------------------------------------------------


The effect of a one percentage point annual increase in these assumed cost trend rates at December 31, 1996, would increase the postretirement benefit obligation by approximately $370,000 and would increase the service and interest cost components of the annual expense by approximately $35,000.

NOTE 8 - FINANCING

At December 31, 1996, the Company's debt consists of $50,900,000 of Senior Notes and an unsecured Bank Note held by a group of investors. The Company is in discussions with these investors regarding the possible exchange of such debt for equity or possible repayment through the refinancing of the debt. This debt consists of the following components as of December 31, 1996 and December 31, 1995 (in thousands):

                                                                                        December 31,
                                                                                        ------------
                                                                                      1996       1995
                                                                                      ----       ----
     Senior Notes - Series A, 10-year notes originally issued September 21, 1993,
         original principal amount of $41,000,000, bearing interest at 9.45%         $36,936    $41,000

     Senior Notes - Series B, 6-year notes originally issued September 21, 1993,
         original principal amount of $9,000,000, bearing interest at 8.99%            8,108      9,000

     Bank Note, due date extended to March 7, 1997, bearing interest at the
         Prime rate (8.25% at December 31, 1996)                                       5,856      6,500
                                                                                     -------    -------

                                                                                     $50,900    $56,500
                                                                                     =======    =======

Sinking fund payments were scheduled to begin under the 10-year notes in 1998 and under the 6-year notes in 1997. The Senior Notes and Bank Note are unsecured.

The Senior Notes and Bank Note contain various covenants including covenants relating to coverage of fixed charges, minimum level of tangible net worth, limitation on leverage and limitation on restricted payments, for which payments are defined to include Common Stock dividends. Under the most restrictive covenant related to the payment of dividends, the payment of Common Stock dividends is not permitted at December 31, 1996. As of December 31, 1996, the Company is not in compliance with certain of the financial covenants and has obtained waivers of such covenants through March 7, 1997.

The Senior Notes contain a provision which requires the payment of a prepayment penalty in the event the Senior Notes are repaid prior to their scheduled maturity date. If the Senior Notes had been repaid on March 25, 1997, the prepayment penalty would have equaled approximately $3,000,000.

As of December 31, 1996, the Company's $45,044,000 of outstanding Senior Notes is classified as a current liability because the Company was in default of certain financial covenants for which waivers have been received for a period of less than one year (currently through March 7, 1997). See further discussion at
Note 2 of notes to financial statements.

As of December 31, 1996, the Company had an Accounts Receivable Agreement (Receivable Agreement) which matured on March 7, 1997 that met the working capital needs of the Company. The Receivable Agreement permitted the Company to sell its trade accounts receivable on a nonrecourse basis. Under the Receivable Agreement, the maximum amount that could be advanced to the Company pursuant to the sale of trade accounts receivable at any time was $8,500,000. The Company retained collection and service responsibility, as agent for the purchaser, over any receivables sold. Advances under such Receivable Agreement were subject to certain limitations. As of December 31, 1996, receivables as shown on the accompanying Balance Sheet have been reduced by net proceeds of $3,861,000 from advances pursuant to the sale of receivables under the Receivable Agreement. The Receivable Agreement contained covenants identical to the Senior Notes. The Company is not permitted to sell accounts receivable under the Receivable Agreement as long as there exists a default under the Senior Notes.

The Bank Note was originally related to a $10,000,000 bank line of credit, which effective October 24, 1995 was reduced by the lender to the then outstanding balance of $6,500,000 due to a decline in the Company's financial performance. During early 1995, the Company had an additional bank line of credit which was replaced by the Receivable Agreement.

During 1996, the Company had maximum borrowings under the Senior Notes and Bank Note of $60,000,000. During 1996, the weighted average interest rate under the Senior Notes and Bank Note was 9.3% and the weighted average borrowings outstanding was $53,199,000.

During 1995, the Company had maximum borrowings outstanding under the lines of credit of $12,000,000. During 1995, the weighted average interest rate under its lines of credit was 8.7% and the weighted average borrowings outstanding under its lines of credit was $7,528,000.

Total cash payments of interest related to continuing operations during 1996, 1995 and 1994 were $5,618,000, $2,752,000, and $3,794,000, respectively.

See discussion of issues affecting liquidity at Note 2 of notes to consolidated financial statements.


NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of cash, accounts receivable and payable, and advances pursuant to the sale of receivables under the Company's Receivable Agreement approximate their carrying amount because of their short maturity.

The fair value of the Bank Note approximates its carrying amount because such debt has a floating interest rate tied to the Prime rate.

The fair value of the Company's $45,044,000 principal amount of Senior Notes would be expected to be higher than the carrying amount because market interest rates have declined since such debt was incurred. However, since it is unlikely the Company could obtain similar unsecured financing at comparable rates today, determining a fair value of such debt is not appropriate.


NOTE 10 - PREFERRED STOCK

CLASS B PREFERRED STOCK

At December 31, 1996 and 1995, the Company was authorized to issue 1,302,300 shares of Class B Preferred Stock, par value $.50 per share, which may be issued in series from time to time at the discretion of the Board of Directors. Holders of all series of Class B Preferred Stock share ratably as to rights to payment of dividends and to amounts payable in event of liquidation, dissolution or winding up of the Company. No dividends or payments in liquidation may be made with respect to Common Stock or any other stock ranking junior as to dividends or assets to the Class B Preferred Stock unless all accumulated dividends and sinking fund payments on the Class B Preferred Stock have been paid in full and, in the event of liquidation, unless the accumulated dividends and the liquidation preference of the Class B Preferred Stock have been paid.

SERIES D

At December 31, 1996 and 1995, the Company had 487,400 shares of Class B Cumulative Convertible Preferred Stock, Series D (Preferred Stock), issued and outstanding. Holders of the Preferred Stock are entitled to a cumulative dividend, payable quarterly, at the annual rate of 8.5% ($1.70 per share). The Preferred Stock is redeemable at the option of the Company at any time, in whole or in part, at a price of $20.00 per share plus cumulative unpaid dividends. No purchases or redemptions of or dividends on Common Stock may occur unless all accumulated dividends have been paid on the Preferred Stock.

At December 31, 1996, each share of Preferred Stock had a liquidating value of $21.28 per share and is convertible into Common Stock at the rate of 1.4545 shares of Common Stock for each share of Preferred Stock (equivalent to a conversion price of $13.75 per common share), subject to adjustment under certain conditions. At December 31, 1996, a total of 708,923 shares of Common Stock was reserved for issuance upon conversion of the Preferred Stock.

If six quarterly dividends on the Preferred Stock are unpaid, the holders of Preferred Stock shall have the right, voting as a class, to elect two additional persons to the Board of Directors of the Company until all such dividends have been paid.

The Company has not declared a dividend on its Class B, Series D Preferred Stock since the first quarter of 1996. The cumulative amount of undeclared dividends as of December 31, 1996 is $622,000. Under accounting rules, such dividends are not accrued until declared, however, for financial reporting purposes the amount of such dividends are shown on the face of the income statement as a deduction to arrive at net earnings (loss) applicable to common stockholders. The Company was not permitted to declare or pay any dividends on its preferred stock at December 31, 1996


NOTE 11 - COMMON STOCK

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

ESOP I and ESOP II obtained the funds to repay loans primarily through the receipt of tax deductible contributions made by the Company. The Company funded such contributions primarily through the reduction of compensation and benefits, and deferral of salary increases which it would otherwise have provided to its employees. Total contribution expense from continuing operations for these plans was $396,000 in 1994. For financial statement purposes, the bank loans were reflected as a liability and the Company's loans to ESOP I and ESOP II were reflected as a reduction in stockholders' equity.

STOCK OPTIONS

Under the Company's Stock Option Plans for employees, options may be granted at a price determined by the Stock Option Committee of the Board of Directors, which may be less than market value. Options may be exercised during periods established by such Committee; however, in no event may any option be exercised more than ten years after the date of grant. Options granted in 1996 and 1995 were fully vested on the date of grant. All of the Company's currently outstanding options issued prior to 1995 generally vest in cumulative installments of 20% per year commencing on the date of grant. Such options become exercisable in full upon the occurrence of certain enumerated events, including certain changes in control of the Company.

The options granted beginning in 1992 provide that the Company's stock price must equal or exceed a triggering price per Common Share, which is higher than the exercise price of the option, for ten consecutive trading days for the options to be exercisable. The options granted during 1996 had triggering prices of $10.00 per common share. The options granted during 1995, 1994 and 1993 had triggering prices of $12.50 per Common Share. The options granted during 1992 had triggering prices of $10.00 per Common Share, which requirement was met during 1994, and the options issued during 1992 are now exercisable.

The following tabulation summarizes changes under the Company's Stock Option Plans for employees during the years ended December 31, 1996, 1995 and 1994.

----------------------------------------------------------------------------------------------------------------------------------
                                              1996                              1995                             1994
----------------------------------------------------------------------------------------------------------------------------------
                                Number Of                            Number Of                      Number Of
                                  Options         Price Range          Options     Price Range        Options       Price Range
----------------------------------------------------------------------------------------------------------------------------------
Options Outstanding:
   Beginning of year              427,100      $5 3/8 - 10 3/8        252,100    $5 3/8 - 10 3/8      274,000     $5 3/8 - 8 5/16
   Granted                         75,000       3 15/16               204,000     7 9/16                6,500      9 7/16 - 10 3/8
   Exercised                           --                              (6,000)    5 3/8               (10,400)     5 3/8 - 7 1/8
   Canceled                      (134,900)      5 3/8 - 8 5/16        (23,000)    5 3/8 - 8 5/16      (18,000)     5 3/8 - 8 5/16
   Expired                        (40,000)      7 1/8                      --                              --
                                 --------                             -------                         -------

   End of year                    327,200       3 15/16 - 10 3/8      427,100     5 3/8 - 10 3/8      252,100      5 3/8 - 10 3/8

Exercisable at end of year:
   Currently exercisable           49,500                              83,200                          70,900
   Exercisable if Common
      Stock trades at
      triggering price of
      $10.00                       75,000                                  --                              --
   Exercisable if Common
      Stock trades at
      triggering price of
      $12.50                      185,900                             277,300                          57,501
                                 --------                             -------                         -------

         Total                    310,400                             360,500                         128,401

Available for grant at
end of year                        81,397                              21,497                          22,497


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

The following tabulation summarizes changes under the Company's Stock Option Plans for Non-Employee Directors during the years ended December 31, 1996, 1995 and 1994.

-------------------------------------------------------------------------------------------------------------------------
                                           1996                               1995                         1994
-------------------------------------------------------------------------------------------------------------------------
                             Number Of                             Number Of                      Number Of
                               Options          Price Range          Options      Price Range       Options   Price Range
-------------------------------------------------------------------------------------------------------------------------
Options Outstanding:
   Beginning of year            60,000       $8 3/16                  60,000        $8 3/16          60,000     $8 3/16

   Granted                      10,000        3 15/16                     --                             --
   Exercised                        --                                    --                             --
   Expired                          --                                    --                             --
                                ------                                ------                         ------

   End of year                  70,000        3 15/16 - 8 3/16        60,000         8 3/16          60,000      8 3/16

Exercisable at end of year:
   Currently exercisable            --                                    --                             --

   Exercisable if Common
      Stock trades at $10.00
      per share or above        10,000                                    --                             --

   Exercisable if Common
      Stock trades at $12.50
      per share or above        60,000                                60,000                         60,000
                                ------                                ------                         ------

   Total                        70,000                                60,000                         60,000

Available for grant at
   end of year                  70,000                                80,000                         80,000

The aggregate option price for all outstanding options at December 31, 1996, 1995 and 1994 was $2,696,000, $3,698,000, and $2,359,000, respectively. At the time options are exercised, the common stock account is credited with the par value of the shares issued and additional paid-in capital is credited with the cash proceeds in excess of par value. The Company's Stock Option Plans permit the grant of both incentive stock options and nonstatutory stock options.

Effective January 1, 1996, the Company adopted the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FASB No. 123). FASB No. 123 requires the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue using the accounting methods prescribed by APB No. 25. The amount of the proforma compensation expense, required to be disclosed under the FASB No. 123, is not material.

NOTE 12 - RENTAL EXPENSE AND LEASE COMMITMENTS

The Company occupies certain manufacturing facilities, warehouse facilities and office space and uses certain automobiles, machinery and equipment under noncancelable lease arrangements. Rent expense related to continuing operations under these agreements was $3,465,000, $2,842,000 and $2,381,000 in 1996, 1995
and 1994, respectively.

At December 31, 1996, the Company was obligated under various noncancelable leases. Calendar year minimum rental commitments under the Company's leases are as follows:

--------------------------------------------------------------------------------
                                        Total             Real          Personal
Years Ended December 31,           Commitment         Property          Property
--------------------------------------------------------------------------------
                                                  (in thousands)
1997                                   $1,708           $1,288              $420
1998                                    1,636            1,255               381
1999                                    1,462            1,224               238
2000                                    1,355            1,224               131
2001                                    1,321            1,224                97
2002 through 2014                       8,546            8,542                 4


Future minimum rental commitments are lower than in prior years due to the cancellation of the lease for the Santa Fe Springs facility as a result of the plant closing and the relinquishing of possession of the Company's former principal executive office.

The amounts above exclude rentals related to the Company's former principal executive office of which the Company relinquished possession in early 1997. The Company has provided a reserve for the estimated cost to settle potential claims of the landlord of this location.

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

The Company has been designated by the Environmental Protection Agency as a potentially responsible party to share in the remediation costs of several waste disposal sites. Pursuant to the sale of the Metal Crown Business, the Company has indemnified the buyer for certain environmental remediation costs. In addition, pursuant to the sale of the Commercial Glass Container Business, the Company has indemnified the buyer for certain environmental remediation costs and has retained ownership of certain real property used in the Commercial Glass Container Business which may require environmental remediation. The estimated ultimate liability of the environmental indemnities related to these businesses is not material to the consolidated results of operations or the consolidated balance sheet of the Company. During 1996, the Company made cash payments related to environmental remediation of $256,000. As of December 31, 1996, the Company has accrued a reserve of approximately $212,000 for the expected remaining costs associated with environmental remediation described above and in connection with its current manufacturing plants. The amount of the reserve was based in part on an environmental study performed by an independent environmental engineering firm. The Company believes that this reserve is adequate.

NOTE 14 - CONDENSED QUARTERLY DATA FOR 1996 AND 1995 (UNAUDITED)

---------------------------------------------------------------------------------------------------------------
Three Months Ended                                       March 31        June 30       Sept. 30        Dec. 31
---------------------------------------------------------------------------------------------------------------
                                                                (in thousands, except per share amounts)
1996
Net sales                                                $ 25,096       $ 27,368       $ 28,024       $ 26,881
Gross profit                                                2,952          6,646          7,833          6,874

Net loss from continuing operations (a) (b)                (7,666)        (1,120)        (4,498)       (10,978)
Net earnings related to discontinued operations (c)         1,431              0              0            538
                                                         --------       --------       --------       --------
   Net loss                                                (6,235)        (1,120)        (4,498)       (10,440)
      Preferred stock dividends (d)                           207            207            207            208
                                                         --------       --------       --------       --------
Net loss applicable to common stockholders               $ (6,442)      $ (1,327)      $ (4,705)      $(10,648)
                                                         ========       ========       ========       ========

Net loss per common share:
   From continuing operations                            $  (2.00)      $  (0.34)      $  (1.20)      $  (2.84)
   From discontinued operations                              0.36             --             --           0.13
                                                         --------       --------       --------       --------
      Net loss                                           $  (1.64)      $  (0.34)      $  (1.20)      $  (2.71)
                                                         ========       ========       ========       ========

-----------------------------------------------------------------------------------------------------------
Three Months Ended                                   March 31        June 30       Sept. 30        Dec. 31
-----------------------------------------------------------------------------------------------------------
                                                            (in thousands, except per share amounts)
1995
Net sales                                            $ 27,362       $ 26,189       $ 28,240       $ 27,396
Gross profit                                            6,895          6,180          6,339          5,168

Net loss from continuing operations (e)                  (375)          (736)          (786)        (1,726)
Net earnings related to discontinued operations           (12)           451           (313)        (1,810)
                                                     --------       --------       --------       --------
   Net loss                                              (387)          (285)        (1,099)        (3,536)
      Preferred stock dividends                           207            207            207            208
                                                     --------       --------       --------       --------
Net loss applicable to common stockholders           $   (594)      $   (492)      $ (1,306)      $ (3,744)
                                                     ========       ========       ========       ========

Net loss per common share:
   From continuing operations                        $  (0.16)      $  (0.25)      $  (0.25)      $  (0.49)
   From discontinued operations                            --           0.12          (0.08)         (0.46)
                                                     --------       --------       --------       --------
      Net loss                                       $  (0.16)      $  (0.13)      $  (0.33)      $  (0.95)
                                                     ========       ========       ========       ========

(a) Net loss from continuing operations includes after-tax costs associated with restructuring and financing of $4,500,000 for the quarter ended March 31, 1996, $541,000 for the quarter ended June 30, 1996, $768,000 for the quarter ended September 30, 1996 and $1,930,000 for the quarter ended December 31, 1996. See Note 3 of notes to financial statements for further discussion.

(b) Net loss from continuing operations includes charges to provide valuation reserves against the Company's deferred income tax asset of $4,000,000 for the quarter ended September 30, 1996 and $9,691,000 for the quarter ended December 31, 1996. See Note 5 of notes to financial statements for further discussion.

(c) Net earnings from discontinued operations includes an after-tax gain of $1,564,000 for the quarter ended March 31, 1996 and a subsequent adjustment to increase such after-tax gain by $538,000 during the quarter ended December 31, 1996. The increase in such gain was primarily related to a reduction in the reserve previously provided related to pension accounting.

(d) The Company has not declared a dividend on its Class B, Series D Preferred Stock since the first quarter of 1996. The cumulative amount of undeclared dividends as of December 31, 1996 is $622,000. The Company was not permitted to declare or pay any dividends on its preferred stock at December 31, 1996.

(e) Net loss from continuing operations for the quarter ended December 31, 1995 includes a pretax loss of $1,000,000 related to the write-down in the book value of land formerly used by the Company as a glass container manufacturing plant.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Certain of the information required by Item 10 of Form 10-K is included in a separate item captioned "Executive Officers of the Registrant" in
Part I of this Form 10-K.

                  The following table sets forth the name, the age, the principal occupation for the last five years of each director of the Company. Mr. Strickland has been President and Chief Executive Officer and a director since 1996. Mr. Strickland had served as Senior Vice President, Finance and Chief Financial Officer of the Company since 1986. Mr. Elish has been Chairman of the Board since 1996 having recently retired from his position as Chairman and Chief Executive Officer of Weirton Steel Corporation, a position he had held for more than the preceding five years. Messrs. O'Hara, Hurlbert, Jackson, Mellor and Sperry have been executives and a partner, respectively, with the corporations, including subsidiaries, or the firm, as the case may be, with which they are now associated or its predecessor for more than the past five years. Mr. Kyle retired in 1993 from his position as Senior Vice President of Chemical Bank, a position he had held for more than the preceding five years.

Name                                Principal Occupation                                    Director Since
----                                --------------------                                    --------------
Herbert Elish
  Age 63 (1) (2)                    Chairman of the Board; Previously Chairman and               1996
                                    Chief Executive Officer of Weirton Steel
                                    Corporation from 1987 through December 1995;
                                    Director Hampshire Group, Limited.

Gordon C. Hurlbert,
  Age 72 (3)                        Chairman of the Board of Directors, CSC                      1985
                                    Industries, Inc. (Copperweld Steel);
                                    Director of Carolina Power & Light Company.

Michael C. Jackson,
  Age 56 (1)                        Advisory Director, Lehman Brothers, Inc.,                    1985
                                    investment bankers; Director of Hampshire
                                    Group, Limited.

John D. Kyle,
  Age 61 (2) (3)                    Retired Senior Vice President, Chemical Bank.                1973

James R. Mellor,
  Age 66 (1)                        Chairman, Chief Executive Officer and Director of            1980
                                    General Dynamics Corporation, a defense,
                                    aerospace, and shipbuilding company;
                                    Director of Bergen Brunswig Corporation and
                                    Computer Sciences Corporation.

Robert M. O'Hara,
  Age 70 (3)                        Chairman and Chief Executive Officer of Falcon               1980
                                    Management (formerly OMS Company), investments
                                    and management services; Director of TBC Corp.

Harvey L. Sperry,
  Age 66 (2)                        Partner, Willkie Farr & Gallagher, attorneys,                1973
                                    Director of Hampshire Group, Limited.

D. Gordon Strickland,
  Age 50 (2)                        President and Chief Executive Officer of the                 1996
                                    Company; previously Senior Vice President,
                                    Finance and Chief Financial Officer of the
                                    Company since 1986.


(1)    Member of the Stock Option and Compensation Committee.

(2)    Member of the Executive Committee.

(3)    Member of the Audit Committee.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  The Company's executive officers, directors and ten percent stockholders are required under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the New York Stock Exchange. Copies of these reports must also be furnished to the Company. Based solely upon its review of copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required to be filed, the Company believes that during the fiscal year ended December 31, 1996, all filing requirements applicable to its officers, directors and ten percent stockholders were complied with in a timely manner.


ITEM 11. EXECUTIVE COMPENSATION

                  The following table sets forth information regarding the compensation of the Company's Chief Executive Officer and the two other most highly compensated executive officers (the "Executive Group") for each of the last three fiscal years. Information is also provided for Mr. Roger W. Norian, who served as the Company's Chief Executive Officer from June 6, 1980 until March 15, 1996.

                           Summary Compensation Table

                                                                                                Long Term Compensation
                                                                                       ----------------------------------------
                                                 Annual Compensation                             Awards
                                       ------------------------------------------      --------------------------
                                                                                       Restricted     Securities
                                                                     Other Annual        Stock        Underlying    All Other
Name and                                                Bonus        Compensation       Award(s)     Options/SARs  Compensation
Principal Position          Year       Salary ($)      ($) (4)          ($)(1)           ($)(4)          (#)          ($)(2)
------------------          ----       ----------      -------          ------           ------          ---          ------
D. Gordon Strickland        1996        300,000        25,000          520,956(3)            --        100,000           --
President and               1995        289,000            --               --               --         20,000           --
Chief Executive             1994        267,000         9,000               --           10,302             --           --
Officer

Robert S. Reeves            1996        224,000        10,000               --               --         30,000        1,500
Senior Vice                 1995        224,000            --               --               --         12,000        1,500
President, Sales            1994        224,000         6,200               --            7,097             --        1,500

Geoffrey A. Whynot,         1996        133,013        10,000          175,130(3)            --         16,000           --
Vice President,             1995        131,693            --               --               --         16,000        1,257
Finance, Chief              1994        127,700         5,000               --            5,545          8,000        2,339
Financial Officer

Roger W. Norian             1996        118,750            --        1,203,432(5)            --             --           --
                            1995        570,000            --               --               --         75,000        1,500
                            1994        570,000        15,000               --           17,178             --        1,500

(1) Except as otherwise noted, perquisites and other personal benefits received by each named executive officer (including, for certain of the named executive officers, payments of premiums on life insurance policies, tax preparation fees and car use allowances) in each instance aggregated less than the lesser of $50,000 or 10% of such officer's annual salary and bonus.

(2) Includes for Messrs. Strickland, Reeves, Whynot and Norian, respectively, $0, $1,500, $0 and $0 for 1996 contributions by the Company pursuant to the Company's Employees' Savings Plan.

(3) Includes reimbursements to Messrs. Strickland and Whynot of $230,000 and $69,000, respectively, which was equal to the loss on the sale of their residences in Los Angeles plus $217,438 and $56,911, respectively, gross up for federal and state taxes resulting from the reimbursements. In both cases the reimbursements were part of the 1996 restructuring of the Company, which included moving the Company headquarters from Los Angeles, California to Lancaster, Pennsylvania.

(4) Pursuant to the Kerr Group, Inc. Key Executive Incentive Bonus Plan (the "Bonus Plan"), Messrs. Strickland, Reeves, Whynot and Norian received 50% of their total bonus ($18,000, $12,400, $10,000 and $30,000, respectively) for 1994 in cash on or about March 1, 1995. These amounts are reflected in the respective bonus columns for 1994. The remaining 50% is reflected as an award of restricted stock received by them on March 1, 1997 except in the case of Mr. Norian, who was not eligible under the Plan to receive the restricted stock. No dividends have been paid on the restricted stock. The number of shares of restricted stock awarded to Messrs. Strickland, Reeves and Whynot was 1,212, 835 and 673, respectively. The number of shares of restricted stock awarded was calculated by dividing the dollar equivalent of the remaining portion of their respective bonuses ($9,000, $6,200 and $5,000, respectively) by a number equal to 90% of the average closing price of the Common Stock during the month of December 1994. The average closing price of the Common Stock during December 1994 was $8.24. The aggregate restricted stock holdings for Messrs. Strickland, Reeves and Whynot as of December 31, 1996 was 1,212, 835 and 673, respectively. The dollar value of such restricted stock holdings for Messrs. Strickland, Reeves and Whynot as of December 31, 1996 was $2,878, $1,983 and $1,598, respectively, which was calculated using the closing price of the Common Stock on December 31, 1996, which was $2.375 per share.

(5) Includes a $1,140,000 severance payment in accordance with Mr. Norian's employment agreement and a $60,932 payment for unused and pro-rata vacation.


                      Option/SAR Grants in Last Fiscal Year

         The following table sets forth information regarding grants of stock options made to the Executive Group and Mr. Norian during the last fiscal year.

                                                                                                   Potential Realizable Value
                                                                                                   at Assumed Annual Rates of
                                                                                                    Stock Price Appreciation
                                       Individual Grants                                               for Option Term (2)
-------------------------------------------------------------------------------------------        --------------------------
                            Number of      Percent of Total
                           Securities      Options Granted      Exercise or
                           Underlying      to Employees in      Base Price       Expiration
        Name             Options Granted   Fiscal Year (3)        ($/sh)            Date              5%              10%
--------------------     ---------------   ----------------     -----------      ----------        --------         --------
D. Gordon Strickland         65,000              86.7           $3.9375(4)         6/20/01          $70,688         $156,163

Robert S. Reeves                 --                --                --                 --               --               --

Geoffrey A. Whynot               --                --                --                 --               --               --

Roger W.                         --                --                --                 --               --               --
Norian (1)

(1) Mr. Norian served as the Company's Chief Executive Officer from June 6, 1980 until March 15, 1996.

(2) The Potential Realizable Value is calculated based on an assumption that the fair market value of the Common Stock appreciates at the annual rates shown (5% and 10%), compounded annually, from the date of grant until the end of the option term. The 5% and 10% assumed rates are mandated by the Securities and Exchange Commission for the purposes of calculating realizable value and do not represent the Company's estimate or projection of future stock prices.

(3)    Based on 75,000 options granted to employees in 1996.

(4) None of these options granted in 1996 are exercisable unless and until the stock price reaches $10.00 per share and remains at or above that level for at least 10 consecutive trading days.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                  The following table provides information regarding the exercise of options during the Company's last fiscal year and the number and value of unexercised options held at year end by each of the named executive officers and Mr. Norian.

                                                          Number of Securities
                                                               Underlying                    Value of Unexercised
                                                        Unexercised Options/SARs                 In-the-money
                                                             at FY-End (#)                Options/SARs at FY-End ($)
                                                             -------------                --------------------------
                  Shares Acquired        Value
     Name         on Exercise (#)     Realized ($)   Exercisable    Unexercisable     Exercisable     Unexercisable (2)
     ----         ---------------     ------------   -----------    -------------     -----------     -----------------
D. Gordon
     Strickland          0                 0            10,000          90,000             0                  0
Robert S.
     Reeves              0                 0             5,000          17,000             0                  0
Geoffrey A.
     Whynot              0                 0             7,000           9,000             0                  0
Roger W.
     Norian (1)          0                 0                 0               0             0                  0

(1) Mr. Norian served as the Company's Chief Executive Officer from June 6, 1980 until March 15, 1996.

(2) In 1996, Mr. Strickland was granted options to purchase 65,000 shares of Common Stock at an exercise price of $3.9375 per share. In 1995, Messrs. Strickland, Reeves and Whynot were granted options to purchase 20,000, 12,000 and 8,000 shares of Common Stock, respectively at an exercise price of $7.56 per share. In 1993, Messrs. Strickland and Reeves were each granted options to purchase 5,000 shares of Common Stock at an exercise price of $8.3125 per share. The amounts set forth in this column were calculated using the difference in the fiscal year-end closing price of the Common Stock, $2.375 per share, from the exercise price per share. Options granted in 1996 are not exercisable unless and until the stock price reaches $10.00 per share and remains at or above that level for at least 10 consecutive trading days. None of the options granted in 1993 or 1995 are exercisable unless and until the stock price reaches $12.50 per share and remains at or above that level for at least 10 consecutive trading days. In addition, options granted in 1992 were not exercisable unless and until the stock price reached $10.00 per share and remained at or above that level for at least ten consecutive trading days, which occurred in 1994.

                                  Pension Plans

                  The Company maintains a funded Retirement Income Plan which provides eligible employees with retirement benefits equal to 28% of final five year average remuneration up to social security covered compensation, plus 43% of final five year average remuneration in excess of social security covered compensation for 30 years of service, with a proportionate reduction for less than 30 years of service. Five years of service are required in order to vest under the Retirement Income Plan. The Company also maintains a Pension Restoration Plan which is an unfunded plan providing benefits to participants not payable by the Company's Retirement Income Plan because of the limitations on benefits imposed by the Internal Revenue Code of 1986, as amended. The aggregate annual accrued benefit under the Retirement Income Plan and the Pension Restoration Plan when expressed as a single-life annuity on the life of the participant is limited to $200,000.

                  The following table sets forth estimated annual retirement benefits payable on a straight life annuity basis upon retirement at age 65 under the Company's Retirement Income Plan and Pension Restoration Plan (without regard to lower accruals on earnings below social security covered compensation) for covered employees based on their average remuneration and years of service. Remuneration covered by the Retirement Income Plan primarily includes salary and bonus (including such bonus amounts paid in the form of stock), as set forth in the Summary Compensation Table. Upon a Change of Control of the Company, as defined in the Pension Restoration Plan, amounts accrued under the Pension Restoration Plan will be paid out in a lump sum. Messrs. Strickland, Reeves and Whynot have, as of December 31, 1996, 10, 13 and 9 years, respectively, of credited service under the pension plans.

           Final 5 Year                           Years of Service
             Average                 -------------------------------------------
           Remuneration                10               20            30 or more
           ------------                --               --            ----------
           $ 100,000 ...........     $14,333          $28,667          $ 43,000
             150,000 ...........      21,500           43,000            64,500
             200,000 ...........      28,667           57,333            86,000
             250,000 ...........      35,833           71,667           107,500
             300,000 ...........      43,000           86,000           129,000


                            Compensation of Directors

                  The directors who are not employees of the Company are currently compensated for services as directors at the rate of $22,500 per year and $500 for each meeting of the Board of Directors attended. Mr. Elish, for serving as Chairman of the Board, also receives an annual fee of $50,000. In addition, the Company has established an unfunded retirement plan for directors of the Company who serve in such capacity for ten years or more, retire after February 1, 1985, and do not receive any other retirement benefits from the Company. Pursuant to such plan, the Company will pay $1,000 per month for not more than ten years to a qualifying director. In 1993, the six directors who were not employees of the Company each received options to purchase 10,000 shares of Common Stock at a price of $8.19 per share pursuant to the Company's Stock Option Plan For Non-Employee Directors. These options are not exercisable unless and until the closing price of the Common Stock on the New York Stock Exchange reaches $12.50 per share and remains at or above that level for at least 10 consecutive trading days. Upon his election to the Board in 1996, Mr. Elish received options to purchase 10,000 shares of Common Stock at a price of $3.9375 per share pursuant to the Company's Stock Option Plan for Non-Employee Directors. These options are not exercisable unless and until the closing price of the Common Stock on the New York Stock Exchange reaches $10.00 per share and remains at or above that level for at least 10 consecutive trading days. In 1992, the Board of Directors adopted the Director Stock Purchase Plan pursuant to which non-employee directors may elect to defer the receipt of all or a portion of their fees. The amounts deferred are contributed to a trust which will then purchase Common Stock using such amounts on behalf of the participating directors. The Common Stock Purchase Plan for Directors became effective on October 1, 1992.

               Employment Contracts and Termination of Employment
                       and Change-in-Control Arrangements

                  Each member of the Executive Group currently has an employment agreement with the Company.

                  Mr. Strickland has an employment agreement with the Company for an indefinite term until terminated by either Mr. Strickland or the Company as set forth in the agreement. Mr. Strickland's employment agreement provides for a salary of $300,000 annually. Mr. Strickland's employment agreement also provides for the continued payment of his salary and certain insurance benefits for a period of two years following his termination of employment by the Company for reasons other than "just cause" or permanent disability, or in the event that Mr. Strickland elects to terminate his employment following his reassignment or relocation. Mr. Strickland's employment agreement also provides that if a change of control (including a sale of all of the assets) of the Company occurs, the obligations of the Company terminate, except for the continuation of certain insurance benefits for a two year period, and the Company will pay $600,000 to Mr. Strickland.

                  The Company entered into an employment agreement with Mr. Reeves as of February 17, 1983 for an indefinite term until terminated by either Mr. Reeves or the Company as set forth in the agreement. Mr. Reeves' employment agreement provides for a salary of $224,000 annually. Mr. Reeves' employment agreement also provides for the continued payment of his salary and certain insurance benefits for a period of eighteen months following his termination of employment by the Company without cause.

                  The Company entered into an employment agreement with Mr. Whynot as of November 16, 1989 for an indefinite term until terminated by either Mr. Whynot or the Company as set forth in the agreement. Mr. Whynot's employment agreement provides for a salary of $145,000 annually. Mr. Whynot's employment agreement also provides for the continued payment of his salary and certain insurance benefits for a period of twelve months following his termination of employment by the Company without cause.


           Compensation Committee Interlocks and Insider Participation

                  During the last completed fiscal year, Messrs. Elish, Jackson and Mellor served as members of the Compensation Committee. None of such members of the Compensation Committee are or have been officers or employees of the Company.

                  Mr. Jackson is an Advisory Director of Lehman Brothers, Inc., which performs investment banking services for the Company from time to time.

                  Messrs. Elish, Sperry and Jackson currently serve as directors of Hampshire Group, Limited.

         Report of the Compensation Committee of the Board of Directors

                  In establishing and monitoring the executive compensation program for the Company, the Compensation Committee looks at both the total compensation program and each component thereof to assure that it is both competitive and sensitive to individual and Company performance. In addition, the compensation determined by the Compensation Committee is subject to the terms of existing employment agreements with each member of the Executive Group. The Company utilizes a consultant in the field of executive compensation matters to assist the Compensation Committee in establishing and implementing compensation programs that are consistent with these objectives and reflective of the Company's financial performance.

                  In 1993, the Compensation Committee established and implemented the Bonus Plan. Under the Bonus Plan, each participating executive, including Mr. Strickland, the Company's Chief Executive Officer, is eligible to receive incentive compensation which is determined both qualitatively and quantitatively. The qualitative portion is based on the achievement of specific objectives for each participant and the quantitative portion is based on the achievement of financial objectives established by the Compensation Committee for the particular year. For 1996, each participant received a qualitative portion of the incentive compensation. However, in early 1996, the Compensation Committee determined that it was not reasonable or appropriate to establish quantitative bonus targets, in view of the Company's anticipated financial results.


                             COMPENSATION COMMITTEE

                                  Herbert Elish
                               Michael C. Jackson
                                 James R. Mellor

                                Performance Graph

             The graph set forth below charts the yearly percentage change in the Company's cumulative total stockholder return against each of the Standard & Poor's 500 Index and the Manufacturing-Diversified Industries Index, in each case assuming an investment of $100 on December 31, 1991 and the cumulation and reinvestment of dividends paid thereafter through December 31, 1996.

                                  [LINE GRAPH]



-----------------------------------------------------------------------------------------------------------------------
                               Dec. 1991       Dec. 1992       Dec. 1993       Dec. 1994      Dec. 1995       Dec. 1996
-----------------------------------------------------------------------------------------------------------------------
Kerr Group, Inc.                 100.00          104.00          134.00         134.00          160.00           38.00
S & P 500 Index                  100.00          107.72          118.48         120.04          165.05          203.23
MFG-DIVFD Industrials            100.00          108.38          131.55         136.20          191.72          264.17
-----------------------------------------------------------------------------------------------------------------------




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth information available to the Company with respect to the ownership of the Company's Common Stock, par value $.50 per share ("Common Stock") by i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, ii) each director of the Company, iii) each named executive officer designated in Item 11 of Form 10-K captioned "Executive Compensation", and iv) all directors and executive officers as a group. Unless otherwise indicated, all shares of common stock are owned directly and of record and the person owning such shares has sole voting and investment power with respect thereto.

                                                                        Amount and
                                                                        Nature of       Percent of
                                                                        Beneficial        Shares
                          Beneficial Owner                              Ownership       Outstanding
                          ----------------                              ---------       -----------
               The Gabelli Funds, Inc.
                  655 Third Avenue
                  New York, New York                                  626,479 (1)          15.4%

               Wynnefield Partners
                  Small Cap Value, L.P.
                  One Penn Plaza, Suite 4720
                  New York, New York                                  392,500 (2)          10.0%

               U.S. Trust Company of California, N.A.
                  Kerr Retirement Income Plan Trust
                  515 S. Flower Street, Suite 2800
                  Los Angeles, California                             368,200 (3)           9.4%

               Dimensional Fund Advisors, Inc.
                  1299 Ocean Avenue, Suite 650
                  Santa Monica, California                            282,700 (4)           7.1%

               Harvey L. Sperry                                        22,696 (5)             *

               D. Gordon Strickland                                    22,410 (6)             *

               Robert S. Reeves                                        19,023 (6)             *

               James R. Mellor                                         15,788 (5)             *

               Gordon C. Hurlbert                                      14,455 (5)             *

               Geoffrey A. Whynot                                      12,806 (6)             *

               Herbert Elish                                           11,149 (5)             *

               Michael C. Jackson                                      10,938 (5) (7)         *

               Robert M. O'Hara                                         9,905 (5)             *

               John D. Kyle                                             6,625 (5)             *

               All Directors and Executive
                  Officers as a Group (10 in number)                  145,795 (8)           3.7%


* Less than one percent.

(1) According to Amendment No. 41 to the Schedule 13D filed jointly by Gabelli Funds, Inc., GAMCO Investors, Inc., Gabelli Performance Partnership, Gabelli International Limited and Gabelli Asset Management Company International Advisory Services, Ltd. (collectively, the "Gabelli Entities") with the Securities and Exchange Commission (the "SEC") on March 8, 1997 (as amended, the "Schedule 13D"), the Gabelli Entities beneficially owned 490,000 shares of Common Stock. Under applicable SEC rules, the Gabelli Entities are also deemed to own beneficially an additional 136,479 shares of Common Stock which the Gabelli Entities have the right to acquire at any time upon conversion of the 93,832 shares of Convertible Preferred Stock beneficially owned by the Gabelli Entities.

       The additional shares of Common Stock which may be acquired by the Gabelli entities upon such conversion, together with the 490,000 shares of Common Stock indicated as beneficially owned by the Gabelli Entities in the table above, represent an aggregate of 626,479 shares, or approximately 15.4% of the total shares of Common Stock outstanding as of March 14, 1997, including, for this calculation only, the number of shares of Common Stock that the Gabelli Entities have the right to acquire upon conversion of the Convertible Preferred Stock reported as beneficially owned by them. The Schedule 13D states that the Gabelli Entities have not acquired the shares of Common Stock for the purpose of changing or influencing the control of the Company.

(2) According to Amendment No. 3 to the Schedule 13D filed by Wynnefield Partners Small Cap Value, L.P. and Wynnefield Small Cap Value Offshore Fund, Ltd. (collectively, "Wynnefield Partners") with the SEC on February 25, 1997 (as amended, the "Scheduled 13D"), Wynnefield Partners beneficially owned 392,500 shares or 10.0% of the Common Stock. The schedule 13D states that Wynnefield Partners purchased the shares for investment and to enhance the partnership's ability to monitor and evaluate the Company's efforts to restructure its existing debt and to carefully evaluate any proposed related recapitalization which would affect shareholder value.

(3) U.S. Trust Company of California, N.A., Kerr Retirement Income Plan Trust (the "Trust") filed a Schedule 13G with the SEC on February 9, 1996 stating that it held 368,200 shares or 9.4% of the Common Stock. The Trust holds these shares for the benefit of the participants in the Company's Retirement Income Plan. The Schedule 13G states that the Trust has not acquired the shares of Common Stock for the purpose of changing or influencing the control of the Company.

(4) According to Amendment No. 9 to the Schedule 13G filed by Dimensional Fund Advisors, Inc. ("Dimensional") with the SEC on February 5, 1997 (as amended, the "Schedule 13G"), Dimensional, a registered investment adviser, is deemed to have beneficial ownership of 282,700 shares or 7.1% of the Common Stock as of December 31, 1996. Dimensional reported that it had the power to make investment decisions regarding all shares of Common Stock owned beneficially by it on behalf of its clients, which are unrelated and no one of whom owns beneficially more than 5% of the outstanding shares of Common Stock. The Schedule 13G states that Dimensional has not acquired the shares of Common Stock for the purpose of changing or influencing the control of the Company. Dimensional reported that it had sole voting power with respect to 173,700 shares of the Common Stock. Persons who are officers of Dimensional also serve as officers of DFA Investment Dimensions Group Inc. ("Dimensional Fund") and DFA Investment Trust Company ("Dimensional Trust"), each a registered open-end investment company. Dimensional reported that in their capacities as officers of Dimensional Fund and Dimensional Trust these persons vote 35,400 additional shares which are owned by Dimensional Fund and 73,600 shares which are owned by Dimensional Trust.

(5)    Includes 14,455, 10,938, 11,149, 6,625, 22,696, 15,788 and 9,905 shares of Common Stock purchased for the accounts of Messrs. Hurlbert, Jackson, Elish, Kyle, Sperry, Mellor and O'Hara, respectively, by the trustee under the Director Stock Purchase Plan. Currently, the participating directors have voting and dispositive power with respect to such shares only upon termination of their services as a director of the Company. Excludes 10,000 shares issuable under stock options granted to each non-employee director pursuant to the Company's 1993 Stock Option Plan for Non-Employee Directors. These options are not exercisable unless and until the closing price of the Common Stock on the New York Stock Exchange reaches $12.50 per share, or $10.00 per share for stock options issued to Mr. Elish in 1996, and remains at or above that level for at least 10 consecutive trading days. Does not include 10,000 shares of Common Stock held by Mr. Sperry in a self-directed Keogh Plan.

(6) Includes, respectively for Messrs. Strickland, Reeves and Whynot, 10,000, 5,000 and 7,000 shares issuable under presently exercisable stock options held by such person. Also includes, respectively for Messrs. Strickland, Reeves and Whynot, 4,306, 5,937 and 2,072 shares which have been allocated for voting and all other purposes under ESOP I, and 5,369, 5,731 and 2,649 shares which have been allocated for voting and all other purposes under ESOP II.

(7) Includes 1,088 shares issuable upon conversion of 748 shares of Convertible Preferred Stock held by Mr. Jackson, of which 658 shares are held pursuant to a self-directed Keogh Plan and 90 shares are held directly.

(8) Includes 56,038 shares of Common Stock purchased for the accounts of the Company's non-employee directors by the trustee under the Company's Common Stock Purchase Plan for Non-Employee Directors (the "Director Stock Purchase Plan") and 22,000 shares (including shares designated in
       Note 6 above) issuable upon exercise of stock options. Also includes 12,315 shares (including shares designated in Note 5 above) which have been allocated for voting and all other purposes under ESOP I and 13,749 shares (including shares designated in Note 5 above) which have been allocated for voting and all other purposes under ESOP II, for the Company's present officers included in the group, who have the power to vote such shares, but may not obtain or dispose of such shares except under limited circumstances.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Mr. Sperry is a partner in the law firm of Willkie Farr & Gallagher, counsel to the Company.

                  Mr. Jackson is an Advisory Director of Lehman Brothers Inc., which performs investment banking services for the Company from time to time.

                  In 1991, Mr. Strickland received a loan from the Company in the principal amount of $100,000. The loan has $92,000 of principal outstanding, bears interest at 7.76% per annum, and is due in installments payable in 1998 through 2001. Interest accrues on the loan and is due in 2001 when the final installment of principal is due. If Mr. Strickland terminates employment with the Company, the principal and accrued interest becomes due; however, Mr. Strickland's employment agreement provides that in the event the Company elects to terminate its obligations under the employment agreement within 180 days following a change in control, Mr. Strickland's obligation to repay the remaining principal and accrued interest is terminated. In that event, Mr. Strickland would be paid by the Company the amount of federal and state taxes, grossed up, resulting from the termination of Mr. Strickland's obligation to repay the loan.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  a.  (i)  Financial Statements

                  In addition to the Consolidated Financial Statements and Independent Auditors' Report included at Item 8, the following are included herein:

                  Schedules for the three years ended December 31, 1996:

                  VIII   -     Valuation and Qualifying Accounts, page 67.

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

                           10.1 Amended and Restated Employment Agreement dated as of March 15, 1996 between the Registrant and D. Gordon Strickland.

                           10.2 Amendment to Amended and Restated Employment Agreement dated as of January 2, 1997 between Registrant and D. Gordon Strickland.

                           10.3        Employment Agreement between the
                                       Registrant and Robert S. Reeves dated as of February 17, 1983 is incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1983.

                           10.4 Amendment dated as of January 2, 1996 of the Employment Agreement between Registrant and Robert S. Reeves is incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1996.

                           10.5 Employment Agreement, as amended, between Registrant and Geoffrey A. Whynot dated as of November 1, 1989 is incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1996.

                           10.6 Amendment dated as of November 17, 1995 of the Employment Agreement between the Registrant and Geoffrey A. Whynot.

                           10.7 1984 Stock Option Plan is incorporated by reference to Exhibit 4.7 to Registration Statement No. 2-92722.

                           10.8 1987 Stock Option Plan is incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1986.

                           10.9 Amended and Restated 1993 Employee Stock Option Plan incorporated by reference to
                                       Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1994.

                           10.10 1987 Stock Option Plan for Non-Employee Directors is incorporated by reference to
                                       Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1987.

                           10.11 1993 Stock Option Plan for Non-Employee Directors is incorporated by reference to
                                       Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                           10.12 Form of Stock Option Agreement used in connection with the 1984 Stock Option Plan is incorporated by reference to
                                       Exhibit 4.11 to Registration Statement
                                       No. 2-92722.

                           10.13 Form of Stock Option Agreement used in connection with the 1987 Stock Option Plan is incorporated by reference to
                                       Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1986.

                           10.14 Form of Stock Option Agreement used in connection with the 1993 Employee Stock Option Plan is incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1993.

                           10.15 Form of Stock Option Agreement used in connection with the 1987 Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit
                                       10.23 to Form 10-K for the fiscal year
                                       ended December 31, 1987.

                           10.16 Form of Stock Option Agreement used in connection with the 1993 Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit
                                       10.19 to Form 10-K for the fiscal year
                                       ended December 31, 1993.

                           10.17 1993 Common Stock Purchase Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                           10.18 Directors' Retirement Consulting Plan is incorporated by reference to Exhibit
                                       10.22 to Form 10-K for the fiscal year
                                       ended December 31, 1984.

                           10.19 Key Executive Bonus Plan is incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 1993.

                           10.20 Pension Restoration Plan is incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1994.

                           10.21 Asset Purchase Agreement dated as of November 25, 1991 by and between the Registrant and Ball Corporation is incorporated by reference to Exhibit 1 to Form 8-K dated November 24, 1991.

                           10.22 Asset Purchase Agreement, dated as of December 11, 1992, by and between Crown Cork & Seal Company, Inc. and Kerr Group, Inc. is incorporated by reference to
                                       Exhibit 1 to Form 8-K dated December 11,
                                       1992.

                           10.23 Asset Purchase Agreement, dated as of March 15, 1996 between Registrant and Alltrista Corporation is incorporated by reference to Exhibit 2.1 to Form 8-K dated March 29, 1996.

                           10.24 Sales Agent Agreement, dated as of March 15, 1996 between Registrant and Alltrista Corporation is incorporated by reference to Exhibit 99.1 to Form 8-K dated March 29, 1996.

                           10.25 Lease dated October 5, 1989 between Century 21 Associates, as lessor, and Santa Fe Plastic Corporation, as lessee, is incorporated by reference to Exhibit
                                       10.3 to Form 10-Q for the fiscal quarter ended September 30, 1994.

                           10.26 Amendment dated May 18, 1994 between Century 21 Associates and Kerr Group, Inc. related to lease dated October 5, 1989 is incorporated by reference to
                                       Exhibit 10.5 to Form 10-Q for the fiscal quarter ended September 30, 1994.

                           10.27 Lease agreement dated June 30, 1994 between Bowling Green-Warren County Industrial Authority IV, Inc. and Kerr Group, Inc. is incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended September 30, 1994.

                           10.28 Note Agreement dated as of September 15, 1993 between Kerr Group, Inc. and the Purchasers identified therein is incorporated by reference to Exhibit 2 to Form 8-K dated September 21, 1993.

                           10.29 Receivables Purchase Agreement dated as of January 19, 1995 between Kerr Group, Inc., as the seller, and PNC Bank, N.A., as the purchaser, is incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended December 31, 1994.

                           10.30 Amendment dated February 24, 1995 of the Receivables Purchase Agreement dated as of January 19, 1995 between Kerr Group, Inc., as the seller, and PNC Bank, N.A., as the purchaser, is incorporated by reference to Exhibit 10.33 to Form 10-K for the fiscal year ended December 31, 1994.

                           10.31 Amendment dated March 24, 1995 of the Note Agreement dated as of September 15, 1993 between Registrant and the Purchasers identified therein is incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 1995.

                           10.32 Amendment dated April 18, 1995 of the Receivables Purchase Agreement dated as of January 19, 1995 between Registrant, as the seller, and PNC Bank, N.A., as the purchaser, is incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 1995.

                           10.33 Amendment dated September 25, 1995 of the Note Agreement dated as of September 15, 1993 between Registrant and the Purchasers identified therein is incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended September 30, 1995.

                           10.34 Consent to amendment dated September 25, 1995 pursuant to the Receivables Purchase Agreement dated as of January 19, 1995 between Registrant, as the seller, and PNC Bank, N.A., as the purchaser identified therein, is incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended September 30, 1995.

                           10.35 Amendment Agreement dated November 30, 1995 of the Receivables Purchase Agreement dated as of January 19, 1995 between Registrant, as the seller, and PNC Bank, N.A., as the purchaser, is incorporated by reference to Exhibit
                                       10.47 to Form 10-K for the fiscal year
                                       ended December 31, 1995.

                           10.36 Amended and Restated Loan and Security Agreement dated January 5, 1996 between The First National Bank of Boston and Registrant is incorporated by reference to Exhibit 10.48 to Form 10-K for the fiscal year ended December 31, 1995.

                           10.37 Amendment Agreement dated January 5, 1996 of the Note Agreement dated as of September 15, 1993 between Registrant and the Purchasers identified therein is incorporated by reference to Exhibit
                                       10.49 to Form 10-K for the fiscal year
                                       ended December 31, 1995.

                           10.38 Intercreditor Agreement dated January 5, 1996 between The First National Bank of Boston and the Purchasers identified in the Note Agreement dated as of September 15, 1993 is incorporated by reference to
                                       Exhibit 10.50 to Form 10-K for the fiscal year ended December 31, 1995.

                           10.39 Consent, Waiver and Amendment Agreement dated February 24, 1997 between PNC Bank, N.A., the Purchasers identified in the Note Agreement dated as of September 15, 1993, the purchasers of Note formerly held by The First National Bank of Boston and the Registrant.

                           11.1 Statement re: Computation of Per Common Share Earnings (Loss).

                           23.1 Consent of Independent Certified Public Accountants.

                           27.1        Financial Data Schedule

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

                  b.     Reports on Form 8-K

                         On October 10, 1996, the Company filed a Form 8-K Current Report with respect to a commitment from a lender to provide secured financing for the Company.

                         On November 18, 1996, the Company filed a Form 8-K Current Report with respect to the sale by the holders of the Company's existing unsecured debt.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KERR GROUP, INC.

                                   BY: /s/ D. Gordon Strickland
                                       -----------------------------------------
                                           D. Gordon Strickland, President and
                                           Chief Executive Officer

  Dated: March 27, 1997
         Lancaster, Pennsylvania

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Herbert Elish                                         March 27, 1997
  -----------------------------------
      Herbert Elish, Director

  /s/ Gordon C. Hurlbert                                    March 27, 1997
  -----------------------------------
      Gordon C. Hurlbert, Director

  /s/ Michael C. Jackson                                    March 27, 1997
  -----------------------------------
      Michael C. Jackson, Director

  /s/ John D. Kyle                                          March 27, 1997
  -----------------------------------
      John D. Kyle, Director

  /s/ James R. Mellor                                       March 27, 1997
  -----------------------------------
      James R. Mellor, Director

  /s/ D. Gordon Strickland                                  March 27, 1997
  -----------------------------------
      D. Gordon Strickland, Principal
      Executive Officer; Director

  /s/ Robert M. O'Hara                                      March 27, 1997
  -----------------------------------
      Robert M. O'Hara, Director

  /s/ Harvey L. Sperry                                      March 27, 1997
  -----------------------------------
      Harvey L. Sperry, Director

  /s/ Geoffrey A. Whynot                                    March 27, 1997
  -----------------------------------
      Geoffrey A. Whynot
      Principal Financial Officer

                                  SCHEDULE VIII

                                KERR GROUP, INC.

                        Valuation and Qualifying Accounts

                       Three years ended December 31, 1996
                                 (in thousands)




            Column A                  Column B                  Column C                   Column D         Column E
--------------------------------    ------------        -------------------------         -----------       ---------
                                                                Additions
                                                        -------------------------
                                                            (1)            (2)
                                       Balance            Charged         Charged         Deductions         Balance
                                    at Beginning        (Credited)       to Other            From            at End
          Description                 of Period         to Earnings       Account         Reserves(a)       of Period
--------------------------------    ------------        -----------      --------         -----------       ---------
Allowance for doubtful accounts,
  year ended:


     December 31, 1994                  $433               $ 19            $  --             $ 441            $ 11
                                        ====               ====            =====             =====            ====


     December 31, 1995                  $ 11               $220            $  --             $  19            $212
                                        ====               ====            =====             =====            ====


     December 31, 1996                  $212               $156            $  --             $  81            $287
                                        ====               ====            =====             =====            ====



Note: Allowance for doubtful accounts presented in the table above is related to continuing operations only. Allowance for doubtful accounts associated with the Consumer Products Business of the Registrant has been reported as a component of net current assets related to discontinued operations in the Registrant's Balance Sheets.



(a) These deductions represent uncollectible amounts charged against the reserve.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                KERR GROUP, INC.

                                    FORM 10-K
                        for year ended December 31, 1996


                INDEX TO EXHIBITS FILED SEPARATELY WITH FORM 10-K


Exhibit No.                Document
-----------                --------
10.1                       Amended and Restated Employment Agreement dated as of
                           March 15, 1996 between the Registrant and D. Gordon
                           Strickland.

10.2                       Amendment to Amended and Restated Employment
                           Agreement dated as of January 2, 1997 between Registrant and D. Gordon Strickland.

10.6 Amendment dated as of November 17, 1995 of the Employment Agreement between the Registrant and Geoffrey A. Whynot.

10.39                      Consent, Waiver and Amendment Agreement dated
                           February 24, 1997 between PNC Bank, N.A., the
                           Purchasers identified in the Note Agreement dated as of September 15, 1993, the purchasers of Note formerly held by The First National Bank of Boston and the Registrant.

11.1                       Statement re: Computation of Per Common Share
                           Earnings (Loss).

23.1                       Consent of Independent Certified Public Accountants.

27.1                        Financial Data Schedule