Form 10-Q
period 1997-03-31
KERR GROUP INC
filed 1997-05-14
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

     Commission File Number         1 - 7272
                            -------------------------


                                KERR GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                              95-0898810
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



 500 New Holland Avenue, Lancaster, PA                             17602
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code         (717) 299-6511
                                                     ---------------------------



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

The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of April 30, 1997 was 3,933,095.

                                KERR GROUP, INC.


                                      INDEX





                                                                       Page No.
                                                                       --------

Part I.  Financial Information

    Item 1.  Financial Statements
       Condensed Balance Sheets -
          March 31, 1997 and December 31, 1996                           3 -  4

       Condensed Statements of Earnings (Loss) -
          Three Months Ended March 31, 1997 and 1996                          5

       Condensed Statements of Cash Flows -
          Three Months Ended March 31, 1997 and 1996                          6

       Notes to Condensed Financial Statements                           7 -  9

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           10 - 12


Part II.  Other Information                                                  13

                                KERR GROUP, INC.

                            Condensed Balance Sheets
                   As of March 31, 1997 and December 31, 1996
                      (in thousands except per share data)



                                                                (Unaudited)        (Audited)
                                                                 March 31,        December 31,
Assets                                                              1997             1996
------                                                          -----------       -----------
Current assets
     Cash and cash equivalents                                   $   5,080         $  9,107
     Receivables-primarily trade accounts, less allowance
         for doubtful accounts of $376 at March 31, 1997
         and $287 at December 31, 1996                              14,552            9,710
     Inventories
         Raw materials and work in process                           5,995            6,702
         Finished goods                                              7,545            8,034
                                                                 ---------         --------
                Total inventories                                   13,540           14,736

     Prepaid expenses and other current assets                         731               31
                                                                 ---------         --------

                Total current assets                                33,903           33,584
                                                                 ---------         --------


Property, plant and equipment, at cost                             100,794           99,148
Accumulated depreciation and amortization                          (62,242)         (60,258)
                                                                 ---------         --------
     Net property, plant and equipment                              38,552           38,890
                                                                 ---------         --------


Deferred income tax asset                                                0                0
Goodwill and other intangibles, net of
     amortization of $2,316 at March 31, 1997
     and $2,749 at December 31, 1996                                 6,025            5,682
Other assets                                                         7,531            7,370
                                                                 ---------         --------

                                                                 $  86,011         $ 85,526
                                                                 =========         ========


See accompanying notes to condensed financial statements.

                                KERR GROUP, INC.

                            Condensed Balance Sheets
                   As of March 31, 1997 and December 31, 1996
                      (in thousands except per share data)



                                                                   (Unaudited)      (Audited)
                                                                    March 31,      December 31,
Liabilities and Stockholders' Equity                                  1997             1996
------------------------------------                                --------         --------
Current liabilities
     Short-term debt                                                $ 50,900         $ 50,900
     Accounts payable                                                  8,914            7,373
     Accrued expenses                                                  5,613            5,622
                                                                    --------         --------

                Total current liabilities                             65,427           63,895
                                                                    --------         --------

Accrued pension liability                                             14,475           13,935
Other long-term liabilities                                            3,937            4,394

Stockholders' equity
     Preferred Stock, 487 shares authorized and issued,
         liquidation value of $21.70 per share at March 31,
         1997 and $21.28 per share at December 31, 1996                9,748            9,748
     Common Stock, $ .50 par value per share, 20,000
         shares authorized, 4,226 shares issued                        2,113            2,113
     Additional paid-in capital                                       27,239           27,239
     Retained earnings (accumulated deficit)                         (21,770)         (20,640)
     Treasury Stock, 293 shares at cost                               (6,913)          (6,913)
     Excess of additional pension liability over
         unrecognized prior service cost, net of tax benefits         (8,245)          (8,245)
                                                                    --------         --------

                      Total stockholders' equity                       2,172            3,302
                                                                    --------         --------

                                                                    $ 86,011         $ 85,526
                                                                    ========         ========



See accompanying notes to condensed financial statements.

                                KERR GROUP, INC.

                     Condensed Statements of Earnings (Loss)
               for the Three Months Ended March 31, 1997 and 1996
                      (in thousands except per share data)


                                                                              (Unaudited)
                                                                              Three Months
                                                                             Ended March 31,
                                                                        -------------------------
                                                                          1997             1996
                                                                        --------         --------
Net sales                                                               $ 28,732         $ 25,096
Cost of sales                                                             21,957           22,144
                                                                        --------         --------

         Gross profit                                                      6,775            2,952

Research and development expenses                                            433              490
Plant administrative expenses                                              1,309            1,486
Selling and warehouse expenses                                             2,145            2,086
General corporate expenses                                                 2,323            2,907

Restructuring costs                                                            0            7,500
Financing costs                                                              533                0
Interest expense, net                                                      1,162            1,259
                                                                        --------         --------
         Loss from continuing operations
              before income taxes                                         (1,130)         (12,776)

Provision (benefit) for income taxes                                           0           (5,110)
                                                                        --------         --------

         Loss from continuing operations                                  (1,130)          (7,666)

Discontinued operations:
     Gain on sale of discontinued operations                                   0            1,564
     Loss from discontinued operations                                         0             (133)
                                                                        --------         --------
         Net earnings related to
              discontinued operations                                          0            1,431
                                                                        --------         --------

         Net loss                                                         (1,130)          (6,235)

Preferred stock dividends                                                    207              207
                                                                        --------         --------

         Net loss applicable to
              common stockholders                                       $ (1,337)        $ (6,442)
                                                                        ========         ========

Net earnings (loss) per common share, primary and fully diluted:
     From continuing operations                                         $  (0.34)        $  (2.00)
     From discontinued operations                                           0.00             0.36
                                                                        --------         --------

         Net loss                                                       $  (0.34)        $  (1.64)
                                                                        ========         ========


See accompanying notes to condensed financial statements.

                                KERR GROUP, INC.

                       Condensed Statements of Cash Flows
               for the Three Months Ended March 31, 1997 and 1996
                                 (in thousands)

                                                                                      (Unaudited)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 -------------------------
                                                                                   1997             1996
                                                                                 --------        ---------
Cash flows provided (used) by operations Continuing operations:
---------------------------------------------------------------
    Loss from continuing operations                                              $(1,130)        $ (7,666)
    Add (deduct) noncash items included in
     loss from continuing operations
       Expenses associated with restructuring                                          0            4,500
       Payments associated with restructuring                                       (860)          (1,188)
       Expenses associated with financing                                            533                0
       Depreciation and amortization                                               2,128            2,556
       Change in deferred income taxes                                                 0           (2,130)
       Change in total pension liability, net                                        540               15
       Other, net                                                                     53              (92)
    Changes in operating working capital
       Receivables                                                                (4,842)            (752)
       Inventories                                                                 1,196              648
       Other current assets                                                         (749)             150
       Accounts payable                                                            1,429              385
       Accrued expenses                                                             (135)          (1,304)

Cash flow provided (used) by discontinued operations                                 557           (3,932)
                                                                                 -------         --------
           Cash flow provided (used) by operations                                (1,280)          (8,810)
                                                                                 -------         --------

Cash flows provided (used) by investing activities
--------------------------------------------------
Continuing operations:
    Capital expenditures                                                          (1,715)            (231)
    Other, net                                                                      (611)             260
Discontinued operations:
    Capital expenditures                                                               0             (234)
    Proceeds from sale of assets of Consumer Products Business                         0           14,417
    Other, net                                                                         0              (55)
                                                                                 -------         --------
           Cash flow provided (used) by investing activities                      (2,326)          14,157
                                                                                 -------         --------

Cash flows provided (used) by financing activities
--------------------------------------------------
    Repayment of short-term debt                                                       0           (4,000)
    Payments associated with financing                                              (421)               0
    Dividends paid                                                                     0             (207)
                                                                                 -------         --------
           Cash flow provided (used) by financing activities                        (421)          (4,207)
                                                                                 -------         --------

Cash and cash equivalents
-------------------------
    Increase (decrease) during the period                                         (4,027)           1,140
    Balance at beginning of the period                                             9,107            3,904
                                                                                 -------         --------
       Balance at end of the period                                              $ 5,080         $  5,044
                                                                                 =======         ========


See accompanying notes to condensed financial statements

                                KERR GROUP, INC.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

1)   General

     The condensed financial statements represent the accounts of Kerr Group, Inc. (referred to as the Company). In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals and certain non-recurring accruals for restructuring charges as described below) necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of operations for the three months ended March 31, 1997 and 1996, and changes in cash flows for the three months ended March 31, 1997 and 1996.

     The results of operations for the first three months of 1997 are not necessarily indicative of the results to be expected for the full year.

     Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Class B, Series D Preferred Stock and the elimination of the related dividends. The calculation of fully diluted net earnings (loss) per common share for the three months ended March 31, 1997 and 1996 was not dilutive.

     The Company has not declared a dividend on its Class B, Series D Preferred Stock since the first quarter of 1996. The cumulative amount of undeclared dividends as of March 31, 1997 is $829,000. Under accounting rules, such dividends are not accrued until declared, however, for financial reporting purposes the amount of such dividends are shown on the face of the income statement as a deduction to arrive at net earnings (loss) applicable to common stockholders. Under the terms of the Company's $8,500,000 working capital facility, the Company is not permitted to declare or pay any dividends on its preferred stock.

     Certain reclassifications have been made to prior years' financial statements to conform to the 1997 presentation.

2)   Financing

     The Company has been in default with respect to financial covenants under loan agreements related to its $50,900,000 of unsecured debt since March 7, 1997. The Company has had discussions with the owners of the unsecured debt regarding a waiver of the defaults and the purchase of the debt by the Company. The funds for the purchase would be provided by a senior secured loan and a subordinated loan which the Company is negotiating with institutional lenders. There can be no assurance that the Company will be able to reach a definitive agreement with the owners of the unsecured debt.

     If the financial restructuring is not consummated or subsequent waiver of financial covenants and the extension of the maturity date of the unsecured Note are not obtained, the holders of the institutional indebtedness would be entitled to exercise certain remedies, including the acceleration of the outstanding debt. However, the Company believes that the financial restructuring will be consummated. The accompanying condensed financial statements have been prepared on the basis of such belief of the Company.

     During April 1997, the Company entered into an $8,500,000 revolving credit agreement, secured by accounts receivable, for a one-year term. Borrowings will bear interest at 3% above the prime rate and the lending institution will receive warrants to purchase 95,000 shares of the Company's common stock at a purchase price of $0.50 per share. The facility replaces an accounts receivable sales agreement under which the purchaser was not providing advances because the Company had been in default with respect to financial covenants under loan agreements for $50,900,000 of unsecured debt since March 7, 1997. The grant of the lien on receivables and any borrowings under the new facility constitute additional defaults under the existing loan agreements.

     During the three month period ended March 31, 1997 the Company incurred costs of $533,000 for professional fees related to its refinancing efforts consisting of i) fees paid to the Company's advisors in its negotiations with lenders and ii) certain fees associated with prospective lenders.

3)   Receivables

     Receivables as of March 31, 1997 and December 31, 1996, as shown on the accompanying Condensed Balance Sheets, have been reduced by net proceeds of $0 and $3,861,000, respectively, from advances pursuant to the sale of receivables under the Company's Accounts Receivable Agreement.

4)   Income Taxes

     During the quarter ended March 31, 1997, the Company recorded a charge of $441,000 to provide a valuation reserve against its deferred income tax asset. The increase in the valuation reserve eliminated the tax benefit the Company would have generated during the first quarter of 1997, and was provided due to the uncertainty related to the Company's financing.

     During the third and fourth quarters of 1996, a valuation reserve was provided to eliminate the tax benefit recorded during the first quarter of 1996.

5)   Restructuring

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

     During the first quarter of 1997, the Company made cash payments related to such reserves for i) costs associated with terminating the leases of facilities of $611,000, ii) severance pay and related costs of $195,000, and iii) other costs of $54,000. During the first quarter of 1996, the Company made cash payments related to such reserves for severance pay and related costs of $1,188,000.

     The ultimate required amount of the reserves related to the restructuring is expected to approximate the original estimate.

6)   Discontinued Operations

     During the first quarter of 1996, the Company sold the manufacturing assets of the Consumer Products Business for a purchase price of $14,417,000. The Company recorded a pretax gain of $2,607,000 ($1,564,000 after-tax) in connection with this sale. This pretax gain has been reduced by $5,800,000 of reserves for i) retiree health care and pension expenses of $3,800,000,
     ii) severance pay, workers' compensation claims and insurance continuation costs of $1,000,000, iii) professional fees of $500,000, iv) asset retirements of $300,000, and v) other costs of $200,000.

     During the first quarter of 1997, the Company made cash payments related to such reserves for severance pay and related costs of $110,000. During the first quarter of 1996, the Company made cash payments related to such reserves for i) professional fees of $36,000, and ii) other costs of $3,000.

     The ultimate required amount of the reserves related to the disposal of the Consumer Products Business is expected to approximate the original estimate.

     The gain on the sale and the results of the Consumer Products Business have been reported separately as a component of discontinued operations in the Condensed Statements of Earnings (Loss).

                                KERR GROUP, INC.

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations for the Three Months Ended March 31, 1997 and 1996

Results of Operations

Continuing Operations

Net sales for the three months ended March 31, 1997 were $28,732,000 as compared to $25,096,000 for the three months ended March 31, 1996, an increase of $3,636,000 or 14%. The increase in net sales for the three months ended March 31, 1997 over the comparable period in 1996 was due primarily to higher unit sales, as well as improved pricing of prescription packaging and pharmaceutical packaging.

Cost of sales for the three months ended March 31, 1997 were $21,957,000 as compared to $22,144,000 for the three months ended March 31, 1996, a decrease of $187,000 or 1%. The decrease in cost of sales for the quarter in spite of higher unit sales was primarily due to lower manufacturing costs which were partially due to higher production levels which reduced unit costs.

Gross profit as a percent of net sales for the three months ended March 31, 1997 increased to 24% as compared to 12% for the three months ended March 31, 1996 due primarily to improved pricing of prescription packaging and pharmaceutical packaging and secondarily to lower manufacturing costs, which were partially due to higher production levels.

Research and development, selling, warehouse, general and administrative expenses decreased $759,000 or 11% during the three months ended March 31, 1997, as compared to the same period in 1996, due primarily to lower costs resulting from the restructuring of the Company.

During the three month period ended March 31, 1997, the Company incurred costs of $533,000 for professional fees in connection with its refinancing efforts consisting of i) fees paid to the Company's advisors in its negotiations with lenders and ii) certain fees associated with prospective lenders.

During the first quarter of 1996, the Company recorded a pretax loss of $7,500,000 for certain costs associated with the restructuring of the Company, which included moving the corporate headquarters from Los Angeles, California to Lancaster, Pennsylvania and relocating the wide-mouth jar operations from Santa Fe Springs, California to Bowling Green, Kentucky. The pretax loss consisted of reserves for i) severance, workers' compensation and insurance continuation costs of $3,000,000, ii) costs associated with subleasing the two facilities of $2,300,000, iii) asset retirements of $1,600,000 and iv) other costs of $600,000. The ultimate required amount of the reserves related to the restructuring is expected to approximate the original estimate.

The relocations of the corporate headquarters and the wide-mouth jar manufacturing operation have been completed. The restructuring resulted in annualized pretax cost savings of approximately $6,500,000.

Net interest expense decreased $97,000 during the three month period ended March 31, 1997 as compared to the same period in 1996, primarily as a result of lower levels of short-term financing.

The loss before income taxes decreased $11,646,000 during the three months ended March 31, 1997 as compared to the same period in 1996, due primarily to
i) the $7,500,000 pretax loss in 1996 related to the restructuring, ii) improved pricing of prescription packaging and pharmaceutical packaging and
iii) lower manufacturing costs. In addition, lower corporate expenses as a result of the restructuring and higher unit sales of prescription packaging and pharmaceutical packaging improved 1997 results.

The benefit for income taxes decreased $5,110,000 during the three months ended March 31, 1997 as compared to the same period in 1996, primarily as a result of lower pretax losses. In addition, during the first quarter of 1997, the Company recorded an income tax charge of $441,000 to increase the valuation reserve against the Company's net deferred income tax asset. The increase in the valuation reserve eliminated the tax benefit the Company would have generated during the first quarter of 1997, and was provided due to the uncertainty related to the Company's financing. During the third and fourth quarters of 1996, a valuation reserve was provided to eliminate the tax benefit recorded during the first quarter of 1996.

Discontinued Operations

During the first quarter of 1996, the Company sold the manufacturing assets of the Consumer Products Business for a purchase price of $14,417,000. The Company recorded a pretax gain of $2,607,000 ($1,564,000 after-tax) in connection with this sale. This pretax gain has been reduced by $5,800,000 of reserves for i) retiree health care and pension expenses of $3,800,000, ii) severance pay, workers' compensation claims and insurance continuation costs of $1,000,000,
iii) professional fees of $500,000, iv) asset retirements of $300,000, and v) other costs of $200,000. The ultimate required amount of the reserves related to the disposal of the Consumer Products Business is expected to approximate the original estimate.

Recently Issued Accounting Pronouncements

In the first quarter of 1997, the Financial Accounting Standards Board adopted Statement No. 128, Earnings per Share (FASB No. 128) and Statement No. 129, Disclosure of Information about Capital Structure (FASB No. 129). FASB No. 128 simplifies the computation of earnings per common share by replacing primary and fully diluted presentations with the new basic and diluted disclosures. FASB No. 129 establishes standards for disclosing information about an entity's capital structure. These statements will be adopted by the Company effective December 31, 1997.

Liquidity and Capital Resources

During the first quarter of 1997, the Company used its existing cash balances to reduce the level of advances under the Company's Accounts Receivable Facility by $3,861,000 and fund cash costs of the restructuring of $860,000.

During the first quarter of 1996, the principal source of cash was $14,417,000 received from the sale of the manufacturing assets of the Consumer Products Business. The principal uses of cash were to fund i) pretax losses, ii) net debt retirements of $4,000,000 and iii) increased operating working capital requirements of $3,821,000 related to the seasonal increase in inventories and receivables of the Consumer Products Business, which is presented as discontinued operations in the accompanying financial statements.

The Company has not declared a dividend on its Class B, Series D Preferred Stock since the first quarter of 1996. The cumulative amount of undeclared dividends as of March 31, 1997 was $829,000. Under accounting rules, such dividends are not accrued until declared, however, for financial reporting purposes the amount of such dividends are shown on the face of the income statement as a deduction to arrive at net earnings (loss) applicable to common stockholders. Furthermore, since the third quarter of 1990, the Company has not declared any dividends on its Common Stock. Under the terms of the Company's $8,500,000 working capital facility, the Company is not permitted to declare or pay any dividends on its preferred or common stock.

The ratio of current assets to current liabilities at both March 31, 1997 and December 31, 1996 was 0.5. The ratio of current assets to current liabilities is less than 1.0 due to the classification of the Company's outstanding Senior Notes as a current liability because the Company is in default of certain financial covenants. The ratio of total debt to total capitalization increased to 96% at March 31, 1997 from 94% at December 31, 1996 due to lower stockholders' equity.

The Company has been in default with respect to financial covenants under loan agreements related to its $50,900,000 of unsecured debt since March 7, 1997. The Company has had discussions with the owners of the unsecured debt regarding a waiver of the defaults and the purchase of the debt by the Company. The funds for the purchase would be provided by a senior secured loan and a subordinated loan which the Company is negotiating with institutional lenders. There can be no assurance that the Company will be able to reach a definitive agreement with the owners of the unsecured debt.

If the financial restructuring is not consummated or subsequent waiver of financial covenants and the extension of the maturity date of the unsecured Note are not obtained, the holders of the institutional indebtedness would be entitled to exercise certain remedies, including the acceleration of the outstanding debt. However, the Company believes that the financial restructuring will be consummated. The accompanying condensed financial statements have been prepared on the basis of such belief of the Company.

During April 1997, the Company entered into an $8,500,000 revolving credit agreement, secured by accounts receivable, for a one-year term. Borrowings will bear interest at 3% above the prime rate and the lending institution will receive warrants to purchase 95,000 shares of the Company's common stock at a purchase price of $0.50 per share. The facility replaces an accounts receivable sales agreement under which the purchaser was not providing advances because the Company had been in default with respect to financial covenants under loan agreements for $50,900,000 of unsecured debt since March 7, 1997. The grant of the lien on receivables and any borrowings under the new facility constitute additional defaults under the existing loan agreements.

At March 31, 1997, the Company had unused sources of liquidity consisting of cash and cash equivalents of $5,080,000, a tax net operating loss carryforward of $28,300,000, a minimum tax credit carryforward of $1,068,000 and other tax credit carryforwards of $417,000. The Company believes that its financial resources, including i) borrowings available under the Company's one-year $8,500,000 working capital facility entered into in April 1997, ii) the $3,669,000 of cash received in April from the sale of real estate in Santa Ana, California and iii) other internally generated funds, are adequate to meet its foreseeable needs, subject to the consummation of the financial restructuring.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         10.1 Loan and Security Agreement by and between Madeleine L.L.C. as Lender and Kerr Group, Inc. as Borrower, dated as of April 18, 1997

         10.2     Kerr Group, Inc. Common Stock Purchase Warrant, dated April
                  18, 1997

         10.3 Registration Agreement by and among Kerr Group, Inc. and Madeleine L.L.C., et al, dated as of April 18, 1997

         11.1     Statement re: Computation of Per Common Share Earnings (Loss).

         27.1     Financial Data Schedule.

b.       Reports on Form 8-K

         There were no reports filed on Form 8-K for the three months ended March 31, 1997.







                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KERR GROUP, INC.



May 13, 1997                   By  /s/ D. Gordon Strickland
                                   ------------------------------------
                                              D. Gordon Strickland
                                              President, Chief Executive Officer


May 13, 1997                   By  /s/ Geoffrey A. Whynot
                                   ------------------------------------
                                              Geoffrey A. Whynot
                                              Vice President, Finance
                                                   Chief Financial Officer