Form 10-Q
period 1997-06-30
KERR GROUP INC
filed 1997-08-11
CIK 55454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of July 31, 1997 was 3,933,095.

                                KERR GROUP, INC.


                                      INDEX


                                                                                     Page No.
                                                                                     --------
         Part I.  Financial Information

             Item 1.  Financial Statements
                Condensed Balance Sheets -
                   June 30, 1997 and December 31, 1996                                3 -   4

                Condensed Statements of Earnings (Loss) -
                   Three Months and Six Months
                     Ended June 30, 1997 and 1996                                       5

                Condensed Statements of Cash Flows -
                   Six Months Ended June 30, 1997 and 1996                              6

                Notes to Condensed Financial Statements                               7 -   9

             Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                10 - 13


         Part II.  Other Information                                                    14

                                  KERR GROUP, INC.

                              Condensed Balance Sheets
                      As of June 30, 1997 and December 31, 1996
                        (in thousands except per share data)



                                                               (Unaudited)       (Audited)
                                                                 June 30,       December 31,
Assets                                                            1997             1996
------                                                            ----             ----
Current Assets
    Cash and cash equivalents                                   $   3,717         $  9,107
    Receivables-primarily trade accounts, less allowance
        for doubtful accounts of $401 at June 30, 1997             14,665            9,710
        and $287 at December 31, 1996
    Inventories
        Raw materials and work in process                           7,994            6,702
        Finished goods                                              6,408            8,034
                                                                ---------         --------
            Total inventories                                      14,402           14,736

    Prepaid expenses and other current assets                         591               31
                                                                ---------         --------

            Total current assets                                   33,375           33,584
                                                                ---------         --------


Property, plant and equipment, at cost                            105,025           99,148
Accumulated depreciation and amortization                         (64,176)         (60,258)
                                                                ---------         --------
    Net property, plant and equipment                              40,849           38,890
                                                                ---------         --------


Deferred income tax asset                                               0                0
Goodwill and other intangibles, net of
    amortization of $2,567 at June 30, 1997
    and $2,749 at December 31, 1996                                 7,163            5,682
Other assets                                                        3,552            7,370
                                                                ---------         --------

                                                                $  84,939         $ 85,526
                                                                =========         ========

See accompanying notes to condensed financial statements.

                                KERR GROUP, INC.

                            Condensed Balance Sheets
                    As of June 30, 1997 and December 31, 1996
                      (in thousands except per share data)



                                                                  (Unaudited)       (Audited)
                                                                    June 30,       December 31,
Liabilities and Stockholders' Equity                                  1997             1996
------------------------------------                                  ----             ----
Current liabilities
    Short-term debt                                                 $ 50,900         $ 50,900
    Borrowings under Secured Revolving Credit Facility                 2,345                0
    Accounts payable                                                   9,564            7,373
    Accrued expenses                                                   5,497            5,622
                                                                    --------         --------

            Total current liabilities                                 68,306           63,895
                                                                    --------         --------

Accrued pension liability                                             13,340           13,935
Other long-term liabilities                                            2,966            4,394

Stockholders' equity
    Preferred Stock, 487 shares authorized and issued,
        liquidation value of $22.12 per share at June 30,
        1997 and $21.28 per share at December 31, 1996                 9,748            9,748
    Common Stock, $ .50 par value per share, 20,000
        shares authorized, 4,226 shares issued                         2,113            2,113
    Additional paid-in capital                                        27,441           27,239
    Retained earnings (accumulated deficit)                          (23,817)         (20,640)
    Treasury Stock, 293 shares at cost                                (6,913)          (6,913)
    Excess of additional pension liability over
        unrecognized prior service cost, net of tax benefits          (8,245)          (8,245)
                                                                    --------         --------

            Total stockholders' equity                                   327            3,302
                                                                    --------         --------

                                                                    $ 84,939         $ 85,526
                                                                    ========         ========

See accompanying notes to condensed financial statements.

                                KERR GROUP, INC.

                     Condensed Statements of Earnings (Loss)
        for the Three Months and Six Months Ended June 30, 1997 and 1996
                      (in thousands except per share data)


                                                     (Unaudited)              (Unaudited)
                                                    Three Months              Six Months
                                                    Ended June 30,           Ended June 30,
                                                 1997          1996        1997        1996
                                                 ----          ----        ----        ----
Net sales                                      $ 28,848     $ 27,368     $ 57,580     $ 52,464
Cost of sales                                    21,559       20,722       43,516       42,866
                                               --------     --------     --------     --------

            Gross profit                          7,289        6,646       14,064        9,598

Research and development expenses                   494          479          927          969
Plant administrative expenses                     1,573        1,354        2,882        2,840
Selling and warehouse expenses                    2,180        1,951        4,325        4,037
General corporate expenses                        2,370        2,706        4,693        5,613

Restructuring costs                                   0          656            0        8,156
Financing costs                                   1,086          245        1,619          245
Interest expense, net                             1,633        1,122        2,795        2,381
                                               --------     --------     --------     --------
            Loss from continuing operations
                before income taxes              (2,047)      (1,867)      (3,177)     (14,643)

Provision (benefit) for income taxes                  0         (747)           0       (5,857)
                                               --------     --------     --------     --------

        Loss from continuing operations          (2,047)      (1,120)      (3,177)      (8,786)

Discontinued operations:
    Gain on sale of discontinued operations           0            0            0        1,564
    Loss from discontinued operations                 0            0            0         (133)
                                               --------     --------     --------     --------
        Net earnings related to
            discontinued operations                   0            0            0        1,431
                                               --------     --------     --------     --------

        Net loss                                 (2,047)      (1,120)      (3,177)      (7,355)

Preferred stock dividends                           207          207          414          414
                                               --------     --------     --------     --------

        Net loss applicable to
            common stockholders                $ (2,254)    $ (1,327)    $ (3,591)    $ (7,769)
                                               ========     ========     ========     ========

Net earnings (loss) per common share,
  primary and fully diluted:
        From continuing operations             $  (0.56)    $  (0.34)    $  (0.90)    $  (2.34)
        From discontinued operations               0.00         0.00         0.00         0.36
                                               --------     --------     --------     --------

            Net loss                           $  (0.56)    $  (0.34)    $  (0.90)    $  (1.98)
                                               ========     ========     ========     ========

See accompanying notes to condensed financial statements.

                                KERR GROUP, INC.

                       Condensed Statements of Cash Flows
                 for the Six Months Ended June 30, 1997 and 1996
                                 (in thousands)


                                                                                 (Unaudited)
                                                                               Six Months Ended
                                                                                    June 30,
                                                                               1997         1996
                                                                               ----         ----
Cash flows provided (used) by operations Continuing operations:
    Loss from continuing operations                                          $(3,177)    $ (8,786)
    Add (deduct) noncash items included in
      loss from continuing operations
        Expenses associated with restructuring                                     0        4,894
        Payments associated with restructuring                                (1,000)      (2,095)
        Expenses associated with financing                                     1,619            0
        Depreciation and amortization                                          4,523        4,945
        Change in deferred income taxes                                            0       (2,529)
        Change in total pension liability, net                                   295       (1,154)
        Other, net                                                               189         (365)
    Changes in operating working capital
        Receivables                                                           (4,955)      (1,827)
        Inventories                                                              (74)         764
        Other current assets                                                    (709)         154
        Accounts payable                                                       2,073       (2,022)
        Accrued expenses                                                      (1,120)      (1,168)

Cash flow provided (used) by discontinued operations                             403          749
                                                                             -------     --------
                Cash flow provided (used) by operations                       (1,933)      (8,440)
                                                                             -------     --------

Cash flows provided (used) by investing activities Continuing operations:
    Capital expenditures                                                      (6,101)        (802)
    Proceeds from sale of land                                                 3,669            0
    Other, net                                                                  (162)         242
Discontinued operations:
    Proceeds from sale of assets of Consumer Products                              0       14,417
Business
    Other, net                                                                     0         (289)
                                                                             -------     --------
                Cash flow provided (used) by investing activities             (2,594)      13,568
                                                                             -------     --------

Cash flows provided (used) by financing activities
    Repayment of short-term debt                                                   0       (4,500)
    Borrowings under Secured Revolving Credit Facility                         2,345            0
    Payments associated with financing                                        (3,208)           0
    Dividends paid                                                                 0         (207)
    Other, net                                                                     0         (245)
                                                                             -------     --------
                Cash flow provided (used) by financing activities               (863)      (4,952)
                                                                             -------     --------

Cash and cash equivalents
    Increase (decrease) during the period                                     (5,390)         176
    Balance at beginning of the period                                         9,107        3,904
                                                                             -------     --------
        Balance at end of the period                                         $ 3,717     $  4,080
                                                                             =======     ========

See accompanying notes to condensed financial statements

                                KERR GROUP, INC.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

1)   General

     The condensed financial statements represent the accounts of Kerr Group, Inc. (referred to as the Company). In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals and certain non-recurring accruals for restructuring charges as described below) necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations for the three months and six months ended June 30, 1997 and 1996, and changes in cash flows for the six months ended June 30, 1997 and 1996.

     The results of operations for the first six months of 1997 are not necessarily indicative of the results to be expected for the full year.

     Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Class B, Series D Preferred Stock and the elimination of the related dividends. The calculation of fully diluted net earnings (loss) per common share for the three months and the six months ended June 30, 1997 and 1996 was not dilutive.

     The Company has not declared a dividend on its Class B, Series D Preferred Stock since the first quarter of 1996. The cumulative amount of undeclared dividends as of June 30, 1997 is $1,036,000. Under accounting rules, such dividends are not accrued until declared, however, for financial reporting purposes the amount of such dividends are shown on the face of the income statement as a deduction to arrive at net earnings (loss) applicable to common stockholders. Under the terms of the Company's $8,500,000 Secured Revolving Credit Facility, the Company is not permitted to declare or pay any dividends on its preferred stock.

     Certain reclassifications have been made to prior years' financial statements to conform to the 1997 presentation.

2)   Financing

     During April 1997, the Company entered into an $8,500,000 Secured Revolving Credit Facility, secured by accounts receivable, for a one-year term.
     In August 1997, the Company agreed to limit its borrowings to an aggregate amount of $5,000,000 under the facility. Borrowings bear interest at 3% above the prime rate and the lending institution received warrants to purchase 94,735 shares of the Company's common stock at a purchase price of $0.50 per share. The facility replaced the Accounts Receivable Agreement under which the purchaser was not purchasing receivables because the Company had been in default with respect to financial covenants under loan agreements for $50,900,000 of unsecured debt since March 7, 1997. The grant of the lien on receivables and any borrowings under the Secured Revolving Credit Facility constitute additional defaults under the unsecured debt loan agreements.

     During the three month and six month periods ended June 30, 1997 the Company incurred costs of $1,086,000 and $1,619,000, respectively, for professional fees related to its refinancing efforts primarily consisting of fees paid to the owners of the Company's unsecured debt and fees paid to the Company's financial and legal advisors.

     During the three month and six month periods ended June 30, 1996, the Company incurred costs of $245,000 for professional fees related to its refinancing efforts.

3)   Receivables

     Receivables as of June 30, 1997 and December 31, 1996, as shown on the accompanying Condensed Balance Sheets, have been reduced by net proceeds of $0 and $3,861,000, respectively, from advances pursuant to the sale of receivables under the Company's former Accounts Receivable Agreement.

4)   Income Taxes

     During the three month and six month periods ended June 30, 1997, the Company recorded charges of $798,000 and $1,239,000, respectively, to provide a valuation reserve against its deferred income tax asset. The increase in the valuation reserve eliminated the tax benefit the Company would have generated during the first and second quarters of 1997, and was required because of the continuing unwaived covenant defaults under loan agreements governing the Company's $50,900,000 principal amount of unsecured debt.

     During the third and fourth quarters of 1996, a valuation reserve was provided to eliminate the tax benefit recorded during the first and second quarters of 1996.

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

     During the six months ended June 30, 1997, the Company made cash payments related to such reserves for i) costs associated with terminating the leases of facilities of $618,000, ii) severance pay and related costs of $324,000, and iii) other costs of $58,000. During the six months ended June 30, 1996, the Company made cash payments related to such reserves for i) severance pay and related costs of $1,431,000 and ii) other costs of $8,000.

     In addition, during the second quarter of 1996, the Company incurred an unusual pre-tax loss of $656,000 for restructuring costs primarily related to relocation of personnel and equipment.

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

     During the first six months of 1997, the Company made cash payments related to such reserves for severance pay and related costs of $229,000. During the first six months of 1996, the Company made cash payments related to such reserves for i) professional fees of $338,000, ii) severance pay and related costs of $127,000, and iii) other costs of $4,000.

     The ultimate required amount of the reserves related to the disposal of the Consumer Products Business is expected to approximate the original estimate.

     The gain on the sale and the results of the Consumer Products Business have been reported separately as a component of discontinued operations in the Condensed Statements of Earnings (Loss).

7)   Subsequent Event

     As previously announced, Fremont Partners and the Company signed a definitive merger agreement for Fremont to acquire all of the outstanding common and preferred shares of Kerr. Pursuant to the agreement, Fremont will pay $5.40 per share for each outstanding share of Kerr common stock and $12.50 per share for each outstanding share of Kerr Class B Cumulative Convertible Preferred Stock, Series D. The transaction will be a cash tender offer followed by a cash merger to acquire any shares not previously tendered. The transaction has been recommended by Kerr's Board of Directors and approved by Fremont.

     On August 1, 1997, the Pension Benefit Guaranty Corporation (PBGC) published a Notice of Determination to terminate the Kerr Group, Inc. Retirement Income Plan. According to the Notice, the PBGC intends to apply to the United States District Court for the Eastern District of Pennsylvania for an order terminating the Plan, establishing August 1, 1997 as the date of termination of the Plan and appointing the PBGC statutory trustee of the Plan. The PBGC advised the Company that it took this action to insure that the PBGC's interests were adequately protected in connection with the consummation of the tender offer.

     On August 5, 1997, Fremont announced that the tender offer to purchase all of the outstanding shares of Common and Preferred Stock of the Company had been extended to August 11, 1997. Fremont stated that it was extending the tender offer to permit discussions to continue among Fremont, the Company, the PBGC and the owners of the Senior Notes.

                                KERR GROUP, INC.

                Management's Discussion and Analysis of Financial
                   Condition and Results of Operations for the
            Three Months and Six Months Ended June 30, 1997 and 1996

Results of Operations

Continuing Operations

Net sales for the three months ended June 30, 1997 were $28,848,000 as compared to $27,368,000 for the three months ended June 30, 1996, an increase of $1,480,000 or 5%. The increase in net sales for the three months ended June 30, 1997 over the comparable period in 1996 was due primarily to higher unit sales of pharmaceutical packaging. Net sales for the six months ended June 30, 1997 were $57,580,000 as compared to $52,464,000 for the six months ended June 30, 1997, an increase of $5,116,000 or 10%. The increase in net sales for the six months ended June 30, 1997 over the comparable period in 1996 was due primarily to higher unit sales and improved pricing of pharmaceutical packaging and prescription packaging.

Cost of sales for the three months ended June 30, 1997 were $21,559,000 as compared to $20,722,000 for the three months ended June 30, 1996, an increase of $837,000 or 4%. Cost of sales for the six months ended June 30, 1997 were $43,516,000 as compared to $42,866,000 for the six months ended June 30, 1996, an increase of $650,000 or 2%. The increase in cost of sales for both periods was primarily the result of higher unit sales.

Gross profit as a percent of net sales for the three months ended June 30, 1997 increased to 25% as compared to 24% for the three months ended June 30, 1996. Gross profit as a percent of net sales for the six months ended June 30, 1997 increased to 24% as compared to 18% for the six months ended June 30, 1996 due primarily to lower manufacturing costs, which were partially due to higher production levels, and, secondarily, improved pricing of prescription packaging and pharmaceutical packaging.

Research and development, selling, warehouse, general and administrative expenses increased $127,000 or 2% during the three months ended June 30, 1997, as compared to the same period in 1996. Research and development, selling, warehouse, general and administrative expenses decreased $632,000 or 5% during the six months ended June 30, 1997 due primarily to lower costs resulting from the restructuring of the Company.

During the three month and six month periods ended June 30, 1997, the Company incurred costs of $1,086,000 and $1,619,000, respectively, for professional fees in connection with its refinancing efforts consisting primarily of fees paid to the owners of the Company's unsecured debt and fees paid to the Company's financial and legal advisors.

During the three month and six month periods ended June 30, 1996, the Company incurred costs of $245,000 for professional fees related to its refinancing efforts.

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

In addition, during the second quarter of 1996, the Company incurred an unusual pre-tax loss of $656,000 for restructuring costs primarily related to relocation of personnel and equipment.

The relocations of the corporate headquarters and the wide-mouth jar manufacturing operation have been completed. The restructuring resulted in annualized pretax cost savings of approximately $6,500,000.

Net interest expense increased $511,000 and $414,000 during the three month and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996, primarily as a result of the Company's unsecured debt accruing interest at the default rate beginning in the second quarter of 1997.

The loss before income taxes increased $180,000 during the three months ended June 30, 1997 as compared to 1996 due primarily to increased financing costs. The loss before income taxes decreased $11,466,000 during the six months ended June 30, 1997 as compared to the same period in 1996, due primarily to i) the $8,156,000 pretax loss in 1996 related to the restructuring, ii) lower manufacturing costs in 1997 and iii) improved pricing of prescription packaging and pharmaceutical packaging.

The benefit for income taxes decreased $747,000 and $5,857,000 during the three months and six months ended June 30, 1997, respectively, as compared to the same period in 1996, primarily as a result of the valuation reserve recorded against the Company's net deferred income tax asset during 1997. The increase in the valuation reserve eliminated the tax benefit the Company would have generated during the first and second quarters of 1997, and was required because of the continuing unwaived covenant defaults under loan agreements governing the Company's $50,900,000 principal amount of unsecured debt. During the third and fourth quarters of 1996, a valuation reserve was provided to eliminate the tax benefit recorded during the first six months of 1996.

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

Liquidity and Capital Resources

During the six months of 1997, the principal sources of cash were $3,669,000 received in April from the sale of real estate in Santa Ana, California and borrowings under the Company's Secured Revolving Credit Facility of $2,345,000. The principal uses of cash were to fund i) capital expenditures of $6,101,000,
ii) a reduction in the level of advances under the Company's Accounts Receivable Facility of $3,861,000, iii) cash costs of the Company's financing efforts of $3,208,000 and iv) cash costs of the restructuring of $1,053,000.

During the first six months of 1996, the principal source of cash was $14,417,000 received from the sale of the manufacturing assets of the Consumer Products Business. The principal uses of cash were to fund i) pretax losses, ii) net debt retirements of $4,500,000 and iii) cash costs of the restructuring of $2,223,000.

The Company has not declared a dividend on its Class B, Series D Preferred Stock since the first quarter of 1996. The cumulative amount of undeclared dividends as of June 30, 1997 was $1,036,000. Under accounting rules, such dividends are not accrued until declared, however, for financial reporting purposes the amount of such dividends are shown on the face of the income statement as a deduction to arrive at net earnings (loss) applicable to common stockholders. Furthermore, since the third quarter of 1990, the Company has not declared any dividends on its Common Stock. Under the terms of the Company's $8,500,000 Secured Revolving Credit Facility, the Company is not permitted to declare or pay any dividends on its preferred or common stock.

The ratio of current assets to current liabilities at both June 30, 1997 and December 31, 1996 was 0.5. The ratio of current assets to current liabilities is less than 1.0 due to the classification of the Company's outstanding Senior Notes as a current liability because the Company is in default of certain financial covenants. The ratio of total debt to total capitalization increased to 99% at June 30, 1997 from 94% at December 31, 1996 due to lower stockholders' equity and increased short-term borrowing under the Company's Secured Revolving Credit Facility.

On July 1, 1997, Fremont Partners and the Company signed a definitive merger agreement for Fremont to acquire all of the outstanding common and preferred shares of Kerr. Pursuant to the agreement, Fremont will pay $5.40 per share for each outstanding share of Kerr common stock and $12.50 per share for each outstanding share of Kerr Class B Cumulative Convertible Preferred Stock, Series D. The transaction will be a cash tender offer followed by a cash merger to acquire any shares not previously tendered. The transaction has been recommended by Kerr's Board of Directors and approved by Fremont.

On August 1, 1997, the Pension Benefit Guaranty Corporation (PBGC) published a Notice of Determination to terminate the Kerr Group, Inc. Retirement Income Plan. According to the Notice, the PBGC intends to apply to the United States District Court for the Eastern District of Pennsylvania for an order terminating the Plan, establishing August 1, 1997 as the date of termination of the Plan and appointing the PBGC statutory trustee of the Plan. The PBGC advised the Company that it took this action to insure that the PBGC's interests were adequately protected in connection with the consummation of the tender offer.

On August 5, 1997, Fremont announced that the tender offer to purchase all of the outstanding shares of Common and Preferred Stock of the Company had been extended to August 11, 1997. Fremont stated that it was extending the tender offer to permit discussions to continue among Fremont, the Company, the PBGC and the owners of the Senior Notes.

During April 1997, the Company entered into an $8,500,000 revolving credit agreement, secured by accounts receivable, for a one-year term. In August 1997, the Company agreed to limit its borrowings to an aggregate amount of $5,000,000 under the facility. Borrowings bear interest at 3% above the prime rate, and the lending institution received warrants to purchase 94,735 shares of the Company's common stock at a purchase price of $0.50 per share. The facility replaced the Accounts Receivable Agreement under which the purchaser was not purchasing receivables because the Company had been in default with respect to financial covenants under loan agreements for $50,900,000 of unsecured debt since March 7, 1997. The grant of the lien on receivables and any borrowings under the Secured Revolving Credit Facility constitute additional defaults under the unsecured debt loan agreements.

At June 30, 1997, the Company had unused sources of liquidity consisting of cash and cash equivalents of $3,717,000, a tax net operating loss carryforward of $28,300,000, a minimum tax credit carryforward of $1,068,000 and other tax credit carryforwards of $417,000. The Company believes that its financial resources, including i) borrowings available under the Company's one-year $8,500,000 Secured Revolving Credit Facility, and ii) other internally generated funds, are adequate to meet its foreseeable needs, subject to the retirement or refinancing of the Company's $50,900,000 of unsecured debt.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     11.1     Statement re:  Computation of Per Common Share Earnings (Loss).

     27.1     Financial Data Schedule.

b.   Reports on Form 8-K

     There were no reports filed on Form 8-K for the three months ended June 30, 1997.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KERR GROUP, INC.



August 11, 1997                   By /s/ D. Gordon Strickland
                                    -------------------------------------------
                                    D. Gordon Strickland
                                    President, Chief Executive Officer


August 11, 1997                   By /s/ Geoffrey A. Whynot
                                    -------------------------------------------
                                    Geoffrey A. Whynot
                                    Vice President, Finance
                                      Chief Financial Officer