Form 10-Q
period 1997-09-30
KERR GROUP INC
filed 1997-11-14
CIK 55454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q


     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1997

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________


     Commission File Number      1 - 7272
                            -------------------------


                              KERR GROUP, INC.
           (Exact name of registrant as specified in its charter)


                       Delaware                       95-0898810
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)


     500 New Holland Avenue, Lancaster, PA                    17602
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (717) 299-6511
                                                      --------------------




        Former name, former address and former fiscal year, if changed since last year.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of shares of Registrant's Common Stock, $.50 par value, outstanding as of September 30, 1997 was 3,933,095.



                              KERR GROUP, INC.


                                   Index


                                                                   Page No.

         Part I.  Financial Information

             Item 1.  Financial Statements
                Condensed Balance Sheets -
                   September 30, 1997 and December 31, 1996        3 -  4

                Condensed Statements of Earnings (Loss) -
                   One Month Period Ended September 30, 1997,
                   Two Month Period Ended August 26, 1997 and           5
                   Three Months Ended September 30, 1996

                Condensed Statements of Earnings (Loss)                 6
                   One Month Period Ended September 30, 1997,
                   Eight Month Period Ended August 26, 1997 and
                   Nine Months Ended September 30, 1996

                Condensed Statements of Cash Flows -                    7
                   One Month Period Ended September 30, 1997,
                   Eight Month Period Ended August 26, 1997 and
                   Nine Months Ended September 30, 1996


                Notes to Condensed Financial Statements            8 - 11

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations 12 - 14


         Part II.  Other Information                                   15




                             KERR GROUP, INC.

                         Condensed Balance Sheets
              As of September 30, 1997 and December 31, 1996
                   (in thousands except per share data)

AS OF AUGUST 27, 1997, THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD THE ACQUISITION OF THE COMPANY. SUCH ACCOUNTING GENERALLY RESULTS IN INCREASED AMORTIZATION AND DEPRECIATION REPORTED IN FUTURE PERIODS. ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THOSE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF THE COMPANY BEFORE AND AFTER APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING.


                                                                        (Note 1)
                                                            ----------------------------------
                                                               (Unaudited)     (Audited)
                                                               September 30,  December 31,
Assets                                                             1997          1996
------                                                         ------------    --------

Current Assets
    Cash and cash equivalents                                      438       $  9,107
    Restricted cash                                              3,741              0
    Receivables-primarily trade accounts, less allowance
        for doubtful accounts of $314 at September 30, 1997     13,881          9,710
        and $287 at December 31, 1996
    Inventories
        Raw materials and work in process                        5,037          6,702
        Finished goods                                           6,386          8,034
                                                                ------         ------
            Total inventories                                   11,423         14,736

    Prepaid expenses and other current assets                      464             31
                                                                ------         ------

            Total current assets                                29,947         33,584
                                                                -------        ------

Net property, plant and equipment                               38,828         38,890

Deferred income tax asset                                       27,630              0
Goodwill and other intangibles, net of
    amortization of $120 at September 30, 1997
    and $2,749 at December 31, 1996                             47,522          5,682
Other assets                                                     2,830          7,370
Assets held for sale                                             1,500              0
                                                                 ------        ------

                                                              $148,257        $85,526
                                                              =========       =======


See accompanying notes to condensed financial statements.




                             KERR GROUP, INC.

                         Condensed Balance Sheets
              As of September 30, 1997 and December 31, 1996
                   (in thousands except per share data)

AS OF AUGUST 27, 1997, THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD THE ACQUISITION OF THE COMPANY. SUCH ACCOUNTING GENERALLY RESULTS IN INCREASED AMORTIZATION AND DEPRECIATION REPORTED IN FUTURE PERIODS. ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THOSE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF THE COMPANY BEFORE AND AFTER APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING.


                                                                           (Note 1)
                                                               -----------------------------------
                                                                   (Unaudited)        (Audited)
                                                                  September 30,      December 31,
Liabilities and Stockholders' Equity                                  1997               1996
------------------------------------                              ------------        --------

Current liabilities
    Current portion of long-term debt                                 $4,000         $50,900
    Short-term debt                                                    6,822               0
    Accounts payable                                                   8,998           7,373
    Accrued expenses                                                   8,053           5,622
                                                                   ----------      ---------
            Total current liabilities                                 27,873          63,895
                                                                    ---------       --------

Accrued pension liability                                             21,799          13,935
Other long-term liabilities                                           16,891           4,394
Long-term debt                                                        27,667               0

Obligation to acquire 275,962 shares of common stock                   3,741               0
    @ $5.40/share and 180,006 shares of preferred stock
    @ $12.50/share

Stockholders' equity
    Preferred Stock, 487 shares authorized and issued,
        liquidation value of $22.55 per share at
        September 30, 1997 and $21.28 per share
        at December 31, 1996                                              --           9,748
    Predecessor Common Stock, $.50 par value per share,
        20,000 shares authorized, 4,226 shares issued                     --           2,113
    Company Common Stock, $.01 par value per share,
        50,000 shares authorized, 5,000 shares issued and
        outstanding                                                       50              --
    Additional paid-in capital                                        49,950          27,239
    Retained earnings (accumulated deficit)                              286         (20,640)
    Treasury Stock, 293 shares at cost                                    --          (6,913)
    Excess of additional pension liability over
        unrecognized prior service cost, net of tax benefits              --          (8,245)
                                                                 ------------       ---------

            Total stockholders' equity                                50,286           3,302
                                                                   ----------       --------

                                                                    $148,257         $85,526
                                                                    =========        =======


See accompanying notes to condensed financial statements.




                             KERR GROUP, INC.

                 Condensed Statements of Earnings (Loss)
            for the One Month Period Ended September 30, 1997,
               the Two Month Period Ended August 26, 1997,
              and the Three Months Ended September 30, 1996
                               (Unaudited)
                   (in thousands except per share data)

AS OF AUGUST 27, 1997, THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD THE ACQUISITION OF THE COMPANY. SUCH ACCOUNTING GENERALLY RESULTS IN INCREASED AMORTIZATION AND DEPRECIATION REPORTED IN FUTURE PERIODS. ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THOSE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF THE COMPANY BEFORE AND AFTER APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING.

                                        (Note 1)              Predecessor (Note 1)
                                      -------------   --------------------------------
                                        One Month       Two Month      Three Months
                                      Period Ended     Period Ended        Ended
                                      September 30,     August 26,     September 30,
                                           1997             1997           1996
                                      --------------   -------------   ---------------
Net sales                               $  9,819         $ 18,908        $ 28,024
Cost of sales                              7,390           14,820          20,191
                                        ---------        ---------       ---------
   Gross profit                            2,429            4,088           7,833

Research and development expenses            117              287             460
Plant administrative expenses                302            1,117           1,274
Selling and warehouse expenses               669            1,304           1,946
General corporate expenses                   633            1,431           2,540
Restructuring costs                            0              175           1,280
Financing costs                                0              777               0
Interest expense, net                        239            1,115           1,163
                                        ---------        ---------       ---------
   Income (loss) before income
      taxes                                  469           (2,118)           (830)
Provision for income taxes                   183                0           3,668
                                        ---------        ---------       ---------
   Net income (loss) before
     extraordinary items                     286           (2,118)         (4,498)

Extraordinary loss on financing                0           (4,419)              0
                                        ---------        ---------       ---------
   Net income (loss)                         286           (6,537)         (4,498)

Preferred stock dividends                   --                138             207
                                        ---------        ---------       ---------
   Net income (loss) applicable
     to common stockholders             $    286         $ (6,675)       $ (4,705)
                                        =========        =========       =========

Net income (loss) per common share,
   primary and fully diluted:
     From continuing operations         $    .06         $   (.55)       $  (1.20)
     From extraordinary loss on
       financing                               0            (1.11)              0
                                        ---------        ---------       ---------
         Net income (loss)              $    .06         $  (1.66)       $  (1.20)
                                        =========        =========       =========

 Weighted average shares outstanding       5,000            4,028           3,933
                                        =========        =========       =========

See accompanying notes to condensed financial statements.





                             KERR GROUP, INC.

                 Condensed Statements of Earnings (Loss)
            for the One Month Period Ended September 30, 1997,
              the Eight Month Period Ended August 26, 1997,
               and the Nine Months Ended September 30, 1996
                               (Unaudited)
                   (in thousands except per share data)

AS OF AUGUST 27, 1997, THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD THE ACQUISITION OF THE COMPANY. SUCH ACCOUNTING GENERALLY RESULTS IN INCREASED AMORTIZATION AND DEPRECIATION REPORTED IN FUTURE PERIODS. ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THOSE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF THE COMPANY BEFORE AND AFTER APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING.


                                        (Note 1)              Predecessor (Note 1)
                                      -------------   --------------------------------
                                        One Month      Eight Month      Nine Months
                                      Period Ended     Period Ended        Ended
                                      September 30,     August 26,     September 30,
                                           1997             1997           1996
                                      --------------   -------------   ---------------
Net sale                                $  9,819         $ 76,488         $ 80,488
Cost of sales                              7,390           58,336           63,057
                                        ---------        ---------        ---------
   Gross profit                            2,429           18,152           17,431

Research and development expenses            117            1,214            1,429
Plant administrative expenses                302            3,999            4,114
Selling and warehouse expenses               669            5,629            5,983
General corporate expenses                   633            6,124            8,153
Restructuring costs                            0              175            9,436
Financing costs                                0            2,396              245
Interest expense, net                        239            3,910            3,544
                                        ---------        ---------        ---------
   Income (loss) from continuing
     operations before income taxes          469           (5,295)         (15,473)
Provision (benefit) for income taxes         183                0           (2,189)
                                        ---------        ---------        ---------
   Income (loss) from continuing
    operations                               286           (5,295)         (13,284)

Discontinued operations:
  Gain on sale of discontinued
    operations                                 0                0            1,564
  Loss from discontinued operations            0                0             (133)
                                        ---------        ---------        ---------
     Net earnings related to
       discontinued operations                 0                0            1,431
                                        ---------        ---------        ---------
     Net income (loss) before
        extraordinary item                   286           (5,295)         (11,853)
  Extraordinary loss on financing              0           (4,419)               0
                                        ---------        ---------        ---------
     Net income (loss)                       286           (9,714)         (11,853)

Preferred stock dividends                   --                552              621
                                        ---------        ---------        ---------
     Net income (loss) applicable
       to common stockholders           $    286         $(10,266)        $(12,474)
                                        =========        =========        =========
Net income (loss) per common share,
   primary and fully diluted:
     From continuing operations         $    .06         $  (1.47)        $  (3.54)
     From discontinued operations              0                0             0.37
     From extraordinary loss on
        financing                              0            (1.11)               0
                                        ---------        ---------        ---------
        Net income (loss)               $    .06         $  (2.58)        $  (3.17)
                                        =========        =========        =========

 Weighted average shares outstanding       5,000            3,985            3,933
                                        =========        =========        =========


See accompanying notes to condensed financial statements.





                             KERR GROUP, INC.

                    Condensed Statements of Cash Flows
            for the One Month Period Ended September 30, 1997,
            the Eight Month Period Ended August 26, 1997, and
                 the Nine Months Ended September 30, 1996
                               (unaudited)
                              (in thousands)

AS OF AUGUST 27, 1997, THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD THE ACQUISITION OF THE COMPANY. SUCH ACCOUNTING GENERALLY RESULTS IN INCREASED AMORTIZATION AND DEPRECIATION REPORTED IN FUTURE PERIODS. ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THOSE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF THE COMPANY BEFORE AND AFTER APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING.


                                                 (Note 1)              Predecessor (Note 1)
                                              -------------   --------------------------------
                                                One Month      Eight Month      Nine Months
                                              Period Ended     Period Ended        Ended
                                              September 30,     August 26,     September 30,
                                                   1997             1997           1996
                                              --------------   -------------   ---------------
Cash flows provided (used) by operations
----------------------------------------
Continuing operations:
  Income (loss) from continuing operations      $    286          $ (9,714)       $(13,284)
  Add (deduct) noncash items included in
    loss from continuing operations
      Expenses associated with restructuring           0               175           5,662
      Payments associated with restructuring        (406)           (1,129)         (4,064)
      Expenses associated with financing               0             3,983             147
      Depreciation and amortization                  835             6,106           7,197
      Change in deferred income taxes                183                 0           1,666
      Change in total pension liability, net           0               512          (5,546)
      Other, net                                    (307)              351            (836)
  Changes in operating working capital
      Receivables                                     71            (4,242)         (4,041)
      Inventories                                    504             1,843           1,620
      Other current assets                           (98)             (637)            110
      Accounts payable                               201             3,002          (2,240)
      Accrued expenses                              (289)           (1,020)         (1,074)
Cash flow provided (used) by discontinued
operations                                          --                 360           8,026
                                                ---------         ---------       ---------
         Cash flow provided (used) by
         operations                                  980              (410)         (6,657)
                                                ---------         ---------       ---------
Cash flows provided (used) by investing
activities
---------------------------------------
Continuing operations:
  Capital expenditures                              (251)           (7,710)         (1,488)
  Proceeds from sale of land                           0             3,669               0
  Other, net                                         174                96            (271)
Discontinued operations:
  Proceeds from sale of assets of
     Consumer Products Business                        0                 0          14,417
  Other, net                                           0                 0            (289)
                                                ---------         ---------       ---------
     Cash flow provided (used) by investing
     activities                                      (77)           (3,945)         12,369
                                                ---------         ---------       ---------
Cash flows provided (used) by financing
activities
---------------------------------------
  Repayment of debt                               (5,233)                0          (5,600)
  Borrowings under Secured Revolving Credit
    Facility                                           0             3,758               0
  Payments associated with financing                   0            (3,742)           (245)
  Dividends paid                                       0                 0            (207)
                                                ---------         ---------       ---------
     Cash flow provided (used) by financing
     activities                                   (5,233)               16          (6,052)
Cash and cash equivalents
-------------------------
  Decrease during the period                      (4,330)           (4,339)           (340)
  Balance at beginning of the period               8,509             9,107           3,904
                                                ---------         ---------       ---------
  Balance at end of the period                  $  4,179          $  4,768        $  3,564
                                                =========         =========       =========

See accompanying notes to condensed financial statements





                             KERR GROUP, INC.

                 Notes to Condensed Financial Statements
                               (Unaudited)

1)   Organization and Basis of Presentation

     On August 26, 1997, Fremont Acquisition Company, LLC ("Fremont") and Kerr Acquisition Corporation ("KAC") completed their previously announced cash tender offer (the "Tender Offer") for all of the shares of Common Stock, par value $.50 per share (the "Common Stock") and $1.70 Class B Cumulative Convertible Preferred Stock, Series D, par value $.50 per share (the "Preferred Stock") of Kerr Group, Inc. (the "Company") pursuant to the Agreement and Plan of Merger, dated July 1, 1997, among the Company, Fremont and KAC (the "Merger Agreement"). Fremont acquired the Common Stock and Preferred Stock from shareholders who tendered their shares pursuant to the Tender Offer. Subject to the terms of the Merger Agreement, shares of Common Stock and Preferred Stock not tendered will be converted into the right to receive $5.40 net per share of Common Stock and $12.50 net per share of Preferred Stock pursuant to a second step merger between KAC and the Company (the "Merger").

     As part of the Merger, all options outstanding were cancelled. No new options have been granted.

     The Merger was accounted for using push down purchase accounting, as if KAC and the Company had merged as of August 26, 1997, and hence the preceding condensed financial statements are presented for both the predecessor company (represents activities through August 26, 1997) and the post-merger company (represents activities starting August 27, 1997). The shares outstanding and earnings per share presentation represent shares outstanding of KAC.

     The one month period ended September 30, 1997 represents the period from August 27, 1997 through September 30, 1997.

     The two month period ended August 26, 1997 represents the period from July 1, 1997 through August 26, 1997.

     The eight month period ended August 26, 1997 represents the period from January 1, 1997 through August 26, 1997.

2)   General

     The condensed financial statements represent the accounts of the Company. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring accruals and certain non-recurring accruals for restructuring charges as described below) necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of operations for the one month period ended September 30, 1997, the two month and eight month periods ended August 26, 1997 and the three months and nine months ended September 30, 1996, and changes in cash flows for the one month period ended September 30, 1997, the eight month period ended August 26, and the nine months ended September 30, 1996.

     Fully diluted earnings per common share reflect when dilutive, 1) the incremental common shares issuable upon the assumed exercise of outstanding stock options, and 2) the assumed conversion of the Class B, Series D Preferred Stock and the elimination of the related dividends. The calculation of fully diluted net earnings (loss) per common share for the one month period ended September 30, 1997, the two month and eight month periods ended August 26, 1997, and the three months and the nine months ended September 30, 1996 was not dilutive.

     The Company has not declared a dividend on its Class B, Series D Preferred Stock since the first quarter of 1996. The cumulative amount of undeclared dividends as of August 26, 1997 was $1,174,000. Under accounting rules, such dividends are not accrued until declared, however, for financial reporting purposes the amount of such dividends are shown on the face of the income statement as a deduction to arrive at net earnings (loss) applicable to common stockholders.

3)   Acquisition

     The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. Management is presently obtaining appraisals and conducting various studies related to the acquisition. The estimated fair values of the assets acquired and liabilities assumed are expected to change as these appraisals are obtained and these studies are completed. The excess of the purchase price over the fair values of the net assets acquired was $47.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 35 years. The amount of goodwill amortization for the one month period ended September 30, 1997 was $.1 million.

     The net purchase price was allocated as follows:

     (in thousands)
     -----------------------------------------------------
     Working capital, other than cash           $   26,245
     Property, plant and equipment              $   38,895
     Other assets                               $   41,318
     Goodwill                                   $   47,642
     Other liabilities                          $(104,100)
     -----------------------------------------------------
     Purchase price, net of cash received       $   50,000

4)   Financing

     In connection with the Merger and the consummation of the Tender Offer, the Company entered into a Loan and Security Agreement, dated as of August 26, 1997 (the "Loan and Security Agreement"), for an aggregate amount of $62 million. The credit facilities were used, among other things, (i) to refinance the outstanding principal balance of funded indebtedness (including premium, and accrued and unpaid interest) of the Company at the time of the consummation of the Tender Offer, (ii) to pay a portion of the fees and expenses incurred in connection with the Tender Offer and (iii) to provide for working capital and general corporate purposes of the Company after the consummation of the Tender Offer. The credit facilities are guaranteed by the tangible and intangible assets of the Company.

     Pursuant to the Loan and Security Agreement the credit facilities consisted of a $20 million revolving credit facility (which includes a sublimit for the issuance of standby and commercial letters of credit) (the "Revolving Credit Facility"), a $32 million term loan facility (the "Term Loan Facility") and a $10 million equipment acquisition facility (the "CAPEX Facility" and together with the Revolving Credit Facility and the Term Loan Facility, the "Senior Credit Facilities").

     The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 225 basis points or the Base Rate (defined as the higher of (i) the bank's prime rate and (ii) the Federal Funds rate), at all times subject to applicable maximum legal interest rates. The Term Loan Facility and the CAPEX Facility bear interest at a rate equal to LIBOR plus 275 basis points or the Base Rate plus 50 basis points, in each case at all times subject to applicable maximum legal interest rates. The Company may select interest periods of 1, 2, 3 or 6 months for LIBOR loans, subject to availability. A default rate of interest applies on all loans in the event of default at a rate per annum of 2% above the applicable interest rate.

     The Revolving Credit Facility terminates and all amounts outstanding thereunder will be due and payable in full five years from the closing of the Tender Offer (the "Closing"). The Term Loan Facility is subject to repayment according to scheduled amortization, with the final payment of all amounts outstanding, plus accrued interest, due five years from the Closing or upon termination of the Revolving Credit Facility, whichever is earlier. The CAPEX Facility also is subject to amortization, with the final payment of all amounts outstanding, plus accrued interest, due five years from the Closing or upon termination of the Revolving Credit Facility, whichever is earlier. The Loan and Security Agreement provides for prepayment of the Senior Credit Facilities provided that the Company pays liquidated damages.

     On August 26, 1997, the Company refinanced all of its existing indebtedness, including its 9.45% Senior Series A and 8.99% Series B Notes and its credit facility with Madeleine L.L.C., through a secured credit facility with NationsBank.

5)   Pension Benefit Guaranty Corporation

     On August 24, 1997, the Company and the Pension Benefit Guaranty Corporation (the "PBGC") entered into a definitive agreement pursuant to which the PBGC agreed to dismiss its lawsuit now pending before the United States District court for the Eastern District of Pennsylvania seeking to terminate the Company's pension plan, withdraw its Notice of Determination and forbear from instituting new proceedings with respect to the acquisition. Pursuant to the terms of the definitive agreement, the Company agreed to (i) future enhanced pension plan contributions, (ii) grant to the PBGC a second lien in the amount of $40.7 million secured by substantially all of the assets of the Company, (iii) various restrictions on future secured indebtedness and (iv) provisions regarding notice of certain events. The definitive agreement became effective upon the consummation of the Tender Offer.

6)   Receivables

     Receivables as of December 31, 1996, as shown on the accompanying Condensed Balance Sheets, have been reduced by net proceeds of $3,861,000, from advances pursuant to the sale of receivables under the Company's 1996 Accounts Receivable Agreement.

7)   Income Taxes

     During the two month and eight month periods ended August 26, 1997, the Company recorded charges of $826 and $2,065, respectively, to provide a valuation reserve against its deferred income tax asset. The increase in the valuation reserve eliminated the tax benefit the Company would have generated during the first eight months of 1997, and was required because of the continuing unwaived covenant defaults under loan agreements governing the Company's $50,900,000 principal amount of unsecured debt. Due to the acquisition and refinancing of the debt, the Company will no longer record a valuation allowance.

     During the third and fourth quarters of 1996, a valuation reserve was provided to eliminate the tax benefit recorded during the first and second quarters of 1996.

8)   Restructuring

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

     During the eight month period ended August 26, 1997 and the one month period ended September 30, 1997, the Company made cash payments related to such reserves for i) costs associated with terminating the leases of facilities of $618,000 and $0, respectively, ii) severance pay and related costs of $454,000 and $34,000, respectively, and iii) other costs of $58,000 and $0, respectively. During the nine months ended September 30, 1996, the Company made cash payments related to such reserves for i) severance pay and related costs of $1,431,000 and ii) other costs of $8,000.

     In addition, during the three months and nine months ended September 30, 1996, the Company incurred an unusual pre-tax loss of $1,280,000 and $1,936,000, respectively, for restructuring costs primarily related to relocation of personnel and equipment.

     The ultimate required amount of the reserves related to the restructuring is expected to approximate the original estimate.

9)   Discontinued Operations

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

10)  Recently Issued Accounting Pronouncements

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




                             KERR GROUP, INC.

            Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the
      Three Months and Nine Months Ended September 30, 1997 and 1996

Results of Operations

As of August 27, 1997, the purchase method of accounting was used to record the acquisition of the Company. Such accounting generally results in increased amortization and depreciation reported in future periods. Accordingly, the accompanying financial statements of the predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of the Company before and after application of the purchase method of accounting.

Continuing Operations

Net sales for the three months ended September 30, 1997 were $28,727,000 as compared to $28,024,000 for the three months ended September 30, 1996, an increase of $703,000 or 3%. The increase in net sales for the three months ended September 30, 1997 over the comparable period in 1996 was due primarily to higher unit sales of pharmaceutical packaging. Net sales for the nine months ended September 30, 1997 were $86,307,000 as compared to $80,488,000 for the nine months ended September 30, 1996, an increase of $5,819,000 or 7%. The increase in net sales for the nine months ended September 30, 1997 over the comparable period in 1996 was due primarily to higher unit sales and improved pricing of pharmaceutical packaging and prescription packaging.

Cost of sales for the three months ended September 30, 1997 were $22,210,000 as compared to $20,191,000 for the three months ended September 30, 1996, an increase of $2,019,000 or 10%. Cost of sales for the nine months ended September 30, 1997 were $65,726,000 as compared to $63,057,000 for the nine months ended September 30, 1996, an increase of $2,669,000 or 4%. The increase in cost of sales for both periods was primarily the result of higher unit sales.

Gross profit as a percent of net sales for the three months ended September 30, 1997 decreased to 23% as compared to 28% for the three months ended September 30, 1996 due to product mix. Gross profit as a percent of net sales for the nine months ended September 30, 1997 increased to 24% as compared to 22% for the nine months ended September 30, 1996 due, primarily, to lower manufacturing costs, particularly because of higher production levels, and, secondarily, improved pricing of prescription packaging and pharmaceutical packaging.

Research and development, selling, warehouse, plant and general administrative expenses decreased $360,000 or 6% during the three months ended September 30, 1997, as compared to the same period in 1996. Research and development, selling, warehouse, general and administrative expenses decreased $992,000 or 5% during the nine months ended September 30, 1997. The decrease for both periods was, primarily, due to lower costs resulting from the restructuring of the Company.

During the three month and nine month periods ended September 30, 1997, the Company incurred costs of $777,000 and $2,396,000, respectively, for professional fees in connection with its refinancing efforts consisting primarily of fees paid to the owners of the Company's unsecured debt and fees paid to the Company's financial and legal advisors.

During the three month and nine month periods ended September 30, 1996, the Company incurred costs of $0 and $245,000, respectively, for professional fees related to its refinancing efforts.

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

In addition, during the three months and nine months ended September 30, 1996, the Company incurred an unusual pre-tax loss of $1,280,000 and $1,936,000, respectively, for restructuring costs primarily related to relocation of personnel and equipment.

Net interest expense increased $191,000 and $605,000 during the three month and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996, primarily as a result of the Company's unsecured debt accruing interest at the default rate beginning in the second quarter of 1997.

The loss before income taxes increased $819,000 during the three months ended September 30, 1997 as compared to 1996 due primarily to increased financing costs and increased interest expense. The loss before income taxes decreased $10,647,000 during the nine months ended September 30, 1997 as compared to the same period in 1996, due primarily to i) the $9,436,000 pretax loss in 1996 related to the restructuring, ii) lower manufacturing costs in 1997 and iii) improved pricing of prescription packaging and pharmaceutical packaging.

The provision for income taxes decreased $3,485,000 and the benefit for income taxes decreased $2,372,000 during the three months and nine months ended September 30, 1997, respectively, as compared to the same period in 1996, primarily as a result of the valuation reserve recorded against the Company's net deferred income tax asset during 1997. The increase in the valuation reserve eliminated the tax benefit the Company would have generated during the first nine months of 1997, and was required because of the continuing unwaived covenant defaults under loan agreements governing the Company's $50,900,000 principal amount of unsecured debt. During the third and fourth quarters of 1996, a valuation reserve was provided to eliminate the tax benefit recorded during the first nine months of 1996.

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

Liquidity and Capital Resources

During the nine months of 1997, the principal sources of cash were $3,669,000 received in April from the sale of real estate in Santa Ana, California and borrowings under the Company's Secured Revolving Credit Facility of $3,758,000. The principal uses of cash were to fund i) capital expenditures of $7,961,000, ii) a reduction in the level of advances under the Company's Accounts Receivable Facility of $3,861,000,
iii) cash costs of the Company's financing efforts of $3,742,000 and iv) cash costs of the restructuring of $1,535,000.

During the first nine months of 1996, the principal source of cash was $14,417,000 received from the sale of the manufacturing assets of the Consumer Products Business. The principal uses of cash were to fund i) pretax losses, ii) net debt retirements of $5,600,000 and iii) cash costs of the restructuring of $4,064,000.

The Company has not declared a dividend on its Class B, Series D Preferred Stock since the first quarter of 1996. The cumulative amount of undeclared dividends as of August 26, 1997 was $1,174,000. Under accounting rules, such dividends are not accrued until declared, however, for financial reporting purposes the amount of such dividends are shown on the face of the income statement as a deduction to arrive at net earnings (loss) applicable to common stockholders.

On August 26, 1997, Fremont Acquisition Company, LLC ("Fremont") and Kerr Acquisition Corporation ("KAC") completed their previously announced cash tender offer (the "Tender Offer") for all of the shares of Common Stock, par value $.50 per share (the "Common Stock") and $1.70 Class B Cumulative Convertible Preferred Stock, Series D, par value $.50 per share (the "Preferred Stock") of Kerr Group, Inc. (the "Company") pursuant to the Agreement and Plan of Merger, dated July 1, 1997, among the Company, Fremont and KAC (the "Merger Agreement"). Fremont acquired the Common Stock and Preferred Stock from shareholders who tendered their shares pursuant to the Tender Offer. Subject to the terms of the Merger Agreement, shares of Common Stock and Preferred Stock not tendered will be converted into the right to receive $5.40 net per share of Common Stock and $12.50 net per share of Preferred Stock pursuant to a second step merger between KAC and the Company (the "Merger").

On August 24, 1997, the Company and the Pension Benefit Guaranty Corporation (the "PBGC") entered into a definitive agreement pursuant to which the PBGC agreed to dismiss its lawsuit now pending before the United States District court for the Eastern District of Pennsylvania seeking to terminate the Company's pension plan, withdraw its Notice of Determination and forbear from instituting new proceedings with respect to the acquisition. Pursuant to the terms of the definitive agreement, the Company agreed to (i) future enhanced pension plan contributions,
(ii) grant to the PBGC a second lien in the amount of $40.7 million secured by substantially all of the assets of the Company, (iii) various restrictions on future secured indebtedness and (iv) provisions regarding notice of certain events. The definitive agreement became effective upon the consummation of the Tender Offer.

In connection with the Merger and the consummation of the Tender Offer, the Company entered into a Loan and Security Agreement, dated as of August 26, 1997 (the "Loan and Security Agreement"), for an aggregate amount of $62 million. The credit facilities were used, among other things, (i) to refinance the outstanding principal balance of funded indebtedness (including premium, and accrued and unpaid interest) of the Company at the time of the consummation of the Tender Offer, (ii) to pay a portion of the fees and expenses incurred in connection with the Tender Offer and (iii) to provide for working capital and general corporate purposes of the Company after the consummation of the Tender Offer. The credit facilities are guaranteed by the tangible and intangible assets of the Company.

Pursuant to the Loan and Security Agreement the credit facilities consisted of a $20 million revolving credit facility (which includes a sublimit for the issuance of standby and commercial letters of credit) (the "Revolving Credit Facility"), a $32 million term loan facility (the "Term Loan Facility") and a $10 million equipment acquisition facility (the "CAPEX Facility" and together with the Revolving Credit Facility and the Term Loan Facility, the "Senior Credit Facilities").

The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 225 basis points or the Base Rate (defined as the higher of (i) the bank's prime rate and (ii) the Federal Funds rate), at all times subject to applicable maximum legal interest rates. The Term Loan Facility and the CAPEX Facility bear interest at a rate equal to LIBOR plus 275 basis points or the Base Rate plus 50 basis points, in each case at all times subject to applicable maximum legal interest rates. The Company may select interest periods of 1, 2, 3 or 6 months for LIBOR loans, subject to availability. A default rate of interest applies on all loans in the event of default at a rate per annum of 2% above the applicable interest rate.

The Revolving Credit Facility terminates and all amounts outstanding thereunder will be due and payable in full five years from the closing of the Tender Offer (the "Closing"). The Term Loan Facility is subject to repayment according to scheduled amortization, with the final payment of all amounts outstanding, plus accrued interest, due five years from the Closing or upon termination of the Revolving Credit Facility, whichever is earlier. The CAPEX Facility also is subject to amortization, with the final payment of all amounts outstanding, plus accrued interest, due five years from the Closing or upon termination of the Revolving Credit Facility, whichever is earlier. The Loan and Security Agreement provides for prepayment of the Senior Credit Facilities provided that the Company pays liquidated damages.

On August 26, 1997, the Company refinanced all of its existing indebtedness, including its 9.45% Senior Series A and 8.99% Series B Notes and its credit facility with Madeleine L.L.C., through a secured credit facility with NationsBank.

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



                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     11.1    Statement re: Computation of Per Common Share
             Earnings (Loss).

     27.1    Financial Data Schedule.

b.   Reports on Form 8-K

     1.  The Company's Current Report on Form 8-K, with respect to
         Item 5, filed on July 1, 1997.

     2.  The Company's Current Report on Form 8-K, with respect to
         Item 5, filed on August 20, 1997.

     3.  The Company's Current Report on Form 8-K, with respect to
         Item 1, filed on September 10, 1997.

     4.  The Company's Current Report on Form 8-K, with respect to
         Item 4, filed on November 13, 1997.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KERR GROUP, INC.

November 14, 1997                By  /s/ Richard D. Hofmann
                                    ----------------------------------
                                    Richard D. Hofmann
                                    President, Chief Executive Officer


November 14, 1997                 By  /s/ Lawrence C. Caldwell
                                     ---------------------------------
                                     Lawrence C. Caldwell
                                     Vice President, Finance
                                        Chief Financial Officer





                               EXHIBIT 11.1
                             KERR GROUP, INC.
          Statement Re: Computation of Per Share Earnings (Loss)
                   (in thousands except per share data)

AS OF AUGUST 27, 1997, THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD THE ACQUISITION OF THE COMPANY. SUCH ACCOUNTING GENERALLY RESULTS IN INCREASED AMORTIZATION AND DEPRECIATION REPORTED IN FUTURE PERIODS. ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THOSE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF THE COMPANY BEFORE AND AFTER APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING.


                                          (Note 1)              Predecessor (Note 1)
                                        -------------   --------------------------------
                                          One Month      Eight Month      Nine Months
                                        Period Ended     Period Ended        Ended
                                        September 30,     August 26,     September 30,
                                             1997             1997           1996
                                        --------------   -------------   ---------------
Primary Net Earnings (Loss)
Per Common Share
---------------------------
Net earnings (loss)                       $    286         $ (9,714)        $(11,853)

Less Preferred Stock dividends                --               (552)            (621)
                                          ---------        ---------        ---------

Net loss applicable to primary
  earnings per common share               $    286         $(10,266)        $(12,474)
                                          =========        =========        =========

Weighted average number of common
  shares outstanding                         5,000            3,933            3,933

Weighted average number of common
  share equivalents outstanding                  0               52                3
                                          ---------        ---------        ---------

Weighted average number of common
  shares and common share
  equivalents outstanding                    5,000            3,985            3,936
                                          =========        =========        =========

Primary net earnings (loss) per
  common share                            $   0.06         $  (2.58)        $  (3.17)
                                          =========        =========        =========

Fully Diluted Net Earnings (Loss)
Per Common Share
---------------------------------
Net earnings (loss) applicable to
  primary earnings per common share       $    286         $(10,266)        $(12,474)

Add Preferred Stock dividends                 --                552              621
                                          ---------        ---------        ---------

Net earnings (loss) applicable to
  fully diluted earnings per
  common share                            $    286         $ (9,714)        $(11,853)
                                          =========        =========        =========

Weighted average number of common
  shares and common share
  equivalents outstanding                    5,000            3,985            3,933

Common shares issuable upon assumed
  conversion of Preferred Stock               --                709              709

Incremental common shares issuable
  upon assumed exercise of outstanding
  stock options                               --                  0                3
                                          ---------        ---------        ---------

Adjusted weighted average number of
  common shares and common share
  equivalents outstanding                    5,000            4,694            4,645
                                          =========        =========        =========

Fully diluted net earnings (loss)
per common share:
  As computed                             $   0.06         $  (2.07)        $  (2.55)
                                          =========        =========        =========
  As reported (a)                         $   0.06         $  (2.58)        $  (3.17)
                                          =========        =========        =========


(a) The calculation of fully diluted net loss per common share for the three months and six months ended September 30, 1997 and 1996 was not dilutive.




                               EXHIBIT 11.1
                             KERR GROUP, INC.
          Statement Re: Computation of Per Share Earnings (Loss)
                   (in thousands except per share data)

AS OF AUGUST 27, 1997, THE PURCHASE METHOD OF ACCOUNTING WAS USED TO RECORD THE ACQUISITION OF THE COMPANY. SUCH ACCOUNTING GENERALLY RESULTS IN INCREASED AMORTIZATION AND DEPRECIATION REPORTED IN FUTURE PERIODS. ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF THE PREDECESSOR AND THE COMPANY ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS SINCE THOSE FINANCIAL STATEMENTS REPORT FINANCIAL POSITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF THE COMPANY BEFORE AND AFTER APPLICATION OF THE PURCHASE METHOD OF ACCOUNTING.


                                        (Note 1)              Predecessor (Note 1)
                                      -------------   --------------------------------
                                        One Month       Two Month      Three Months
                                      Period Ended     Period Ended        Ended
                                      September 30,     August 26,     September 30,
                                           1997             1997           1996
                                      --------------   -------------   ---------------
Primary Net Earnings (Loss)
Per Common Share
---------------------------
Net earnings (loss)                      $   286          $(6,537)         $(4,498)

Less Preferred Stock dividends              --               (138)            (207)
                                         --------         --------         --------

Net loss applicable to primary
  earnings per common share              $   286          $(6,675)         $(4,705)
                                         ========         ========         ========

Weighted average number of common
  shares outstanding                       5,000            3,933            3,933

Weighted average number of common
  share equivalents outstanding                0               95                0
                                         --------         --------         --------

Weighted average number of common
  shares and common share
  equivalents outstanding                  5,000            4,028            3,933
                                         ========         ========         ========

Primary net earnings (loss) per
  common share                           $  0.06          $ (1.66)         $ (1.20)
                                         ========         ========         ========

Fully Diluted Net Earnings (Loss)
Per Common Share
---------------------------------
Net earnings (loss) applicable to
  primary earnings per common share      $   286          $(6,675)         $(4,705)

Add Preferred Stock dividends               --                138              207
                                         --------         --------         --------
Net earnings (loss) applicable to
  fully diluted earnings per common
  share                                  $   286          $(6,537)         $(4,498)
                                         ========         ========         ========

Weighted average number of common
  shares and common share
  equivalents outstanding                  5,000            4,028            3,933

Common shares issuable upon assumed
  conversion of Preferred Stock                0              709              709

Incremental common shares issuable
  upon assumed exercise of
  outstanding stock options                    0                0                0
                                         --------         --------         --------

Adjusted weighted average number of
  common shares and common share
  equivalents outstanding                  5,000            4,737            4,642
                                         ========         ========         ========

Fully diluted net earnings (loss)
per common share:
  As computed                            $  0.06          $ (1.38)         $ (0.97)
                                         ========         ========         ========
  As reported (a)                        $  0.06          $ (1.66)         $ (1.20)
                                         ========         ========         ========


(a) The calculation of fully diluted net loss per common share for the three months and six months ended September 30, 1997 and 1996 was not dilutive.


[TYPE]              EX-27
[DESCRIPTION]       EXHIBIT 27.1 - FINANCIAL DATA SCHEDULE
[ARTICLE]           5
[LEGEND]            THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
                    EXTRACTED FROM THE COMPANY'S STATEMENTS OF EARNINGS
                    (LOSS) AND BALANCE SHEETS AND IS QUALIFIED IN ITS
                    ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[MULTIPLIER]        1,000

[PERIOD-TYPE]                        9-MOS
[FISCAL-YEAR-END]                    DEC-31-1997
[PERIOD-START]                       JAN-01-1997
[PERIOD-END]                         SEP-30-1997
[CASH]                                     4,179
[SECURITIES]                                   0
[RECEIVABLES]                             14,195
[ALLOWANCES]                                 314
[INVENTORY]                               11,423
[CURRENT-ASSETS]                          29,947
[PP&E]                                    38,828
[DEPRECIATION]                                 0
[TOTAL-ASSETS]                           148,257
[CURRENT-LIABILITIES]                     27,873
[BONDS]                                        0
[PREFERRED-MANDATORY]                          0
[PREFERRED]                                    0
[COMMON]                                  50,000
[OTHER-SE]                                   286
[TOTAL-LIABILITY-AND-EQUITY]             148,257
[SALES]                                   86,307
[TOTAL-REVENUES]                          86,307
[CGS]                                     65,726
[TOTAL-COSTS]                             65,726
[OTHER-EXPENSES]                          21,258
[LOSS-PROVISION]                               0
[INTEREST-EXPENSE]                         4,149
[INCOME-PRETAX]                           (4,826)
[INCOME-TAX]                                 183
[INCOME-CONTINUING]                       (5,009)
[DISCONTINUED]                                 0
[EXTRAORDINARY]                            4,419
[CHANGES]                                      0
[NET-INCOME]                              (9,428)
[EPS-PRIMARY]                              (2.52)
[EPS-DILUTED]                              (2.52)